Form 10QSB
period 2006-01-31
Exobox Technologies Corp.
filed 2006-04-06
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                            EXOBOX TECHNOLOGIES CORP.
             (Exact name of registrant as specified in its charter)

                                Nevada 88-0456274
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)


                          6303 Beverly Hill, Suite 210
                              Houston, Texas 77057
                    (Address of principal executive offices)

                                 (713) 781-6173
               Registrant's telephone number, including area code


                 (Former name, former address, and former fiscal
                       year if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___No_ X__


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                Outstanding as of
         Common stock, par value                        April 6, 2006
              $.001 per share                             10,917,500

                            EXOBOX TECHNOLOGIES CORP.
               FORM 10-QSB FOR THE QUARTER ENDED JANUARY 31, 2006

                                      INDEX

                                                                           PAGE
                                                                           ----


PART I. FINANCIAL INFORMATION



      Item 1.   Financial Statements


                         Condensed Balance Sheets(unaudited)
                                as of January 31, 2006
                                and as of July 31, 2005  .................   4

                         Condensed Statements of Expenses (unaudited)
                           for the three and six
                           months ended January 31, 2006 and 2005    .....   5

                         Condensed Consolidated Statements of
                           Cash Flows (unaudited) for the six
                           months ended January 31, 2006 and 2005.......     6


                         Notes to Condensed Consolidated

                           Financial Statements (unaudited)..............    7





      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................  12



      Item 3.   Controls and Procedures ..................................  13

PART II.        OTHER INFORMATION

      Item 1.   Legal Proceedings ........................................  14

      Item 3.   Defaults Upon Senior Securities ..........................  14

      Item 6.   Exhibits and Reports on Form 8-K .........................  14

      Signatures .........................................................  15





                            EXOBOX TECHNOLOGIES CORP.
                   (FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                            January 31,       July 31,
                                                                                                2006            2005
                                                                                          ----------------- -------------
                                                   ASSETS
Current assets:
     Cash                                                                                         $570,536           $54
     Prepaid Expenses                                                                                            -
                                                                                          ----------------- -------------

Total Current Assets                                                                               570,536           $54


Property and equipment, net                                                                          3,958       -
Other Assets:

     Patents                                                                                        67,233        54,033
     Intangibles                                                                                     7,700       -

                                                                                          ----------------- -------------


TOTAL ASSETS                                                                                      $649,427       $54,087

                                                                                          ================= =============


                                                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

     Accounts Payable                                                                              $1,558        -
     Accounts Payable to Stockholders                                                                4,015        $7,178
     Advances from stockholders                                                                      2,500         5,450
     Accrued expenses                                                                               19,491       -

                                                                                          ----------------- -------------


         Total current liabilities                                                                  27,564        12,628

                                                                    STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par, 10,000,000 authorized:
  Series A convertible preferred stock (2,500,000 shares authorized,
    2,392,915 shares issued and outstanding                                                          2,393       -

  Series B convertible preferred stock (2,000,000 shares authorized,
    1,231,059 shares issued and outstanding                                                        1,231        -

  Series C convertible preferred stock (20,000 shares authorized,
    none issued and outstanding                                                                        -        -
Common stock, $0.001 par value, 500,000,000 shares                                                  10,918         5,000
authorized, 10,917,500 shares issued and outstanding
Additional Paid In Capital                                                                       2,109,458       369,000

Deficit Accumulated during the development stage                                               (1,502,137)     (332,541)

                                                                                          ----------------- -------------

Total Stockholders' Equity                                                                         621,863        41,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $649,427       $54,087

                                                                                          ================= =============





                            EXOBOX TECHNOLOGIES CORP.
                   (FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES
            For the Three Months Ended January 31, 2006 and 2005 and
                 Six Months Ended January 31, 2006 and 2005 and
                       From Inception to January 31, 2006
                                   (Unaudited)


                                            3 Months       3 Months        6 Months        6 Months       Inception
                                              Ended          Ended           Ended           Ended            to

                                           January 31,    January 31,     January 31,     January 31,    January 31,
                                              2006           2005            2006            2005            2006

                                          -------------- -------------- ---------------- -------------- ---------------
Research and Development                        -              -               -               -          $ 288,259
Other General & Administrative                 $930,506         $4,111       $1,169,596         $4,360       1,213,878

                                          -------------- -------------- ---------------- -------------- ---------------


Net Loss                                     $(930,506)       $(4,111)     $(1,169,596)       $(4,360)    $(1,472,137)

                                          ============== ============== ================ ============== ===============


                            EXOBOX TECHNOLOGIES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                   Six Months Ended January 31, 2006 and 2005

                        and Inception to January 31, 2006
                                   (Unaudited)

                                                                    6 Months         6 Months       Inception
                                                                      Ended            Ended            to
                                                                   January 31,      January 31,    January 31,
                                                                      2006             2005            2006
                                                                -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                             $(1,169,596)    ($4,360)      $(1,502,137)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Share-based compensation                                            750,000            -        750,000
     Increase in accounts payable                                           1,558      4,360           1,558
     Increase in accrued expenses                                          19,491        -            19,491
     Increase/(decrease) in accounts payables
        to stockholders                                                   (3,163)        -            4,015

                                                                -------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                   (401,710)        -          (727,073)


CASH FLOW FROM INVESTING ACTIVITIES

     Investment in Patents                                               (13,200)        -           (67,233)
     Investment in intangible assets                                      (7,700)        -           (7,700)
     Investment in property and equipment                                 (3,958)        -           (3,958)

                                                                -------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                    (24,858)        -           (78,891)


CASH FLOWS FROM FINANCING ACTIVITIES

     Capital contributions                                              1,000,000        -          1,374,000
     Advances from stockholder                                          -                -              6,450
     Repayment of advances from Stockholders                            (2,950)          -             (3,950)

                                                                -------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 997,050        -          1,376,500


NET CHANGE IN CASH                                                       $570,482       -                570,536
     Cash balance, beginning                                                  $54       -                      -

                                                                -------------------------------------------------
     Cash balance, ending                                                $570,536  $     -              $570,536
                                                                =================================================


SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                     $     -            $     -        $     -
     Cash paid for income taxes                                 $     -            $     -        $     -




                            EXOBOX TECHNOLOGIES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         NOTES TO FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         Basis of presentation. The accompanying unaudited interim financial statements of Exobox have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Exobox Annual Financial Statements filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2005, as reported in the Form 10-SB, have been omitted.



         NOTE 2 - GOING CONCERN


         From Inception to January 31, 2006, Exobox has accumulated losses of $1,502,137. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.



         NOTE 3 - PATENTS


         Exobox has 9 technological inventions with patents pending in United States and throughout the world. The rights and interest include, among other things, (i) the patent applications and any changes or amendments thereto, (ii) the invention, (iii) the technical information, trade secrets, identities of customers, studies, plans, drawings, blueprints and specifications, production methods, (iv) the embodiment of any claim described and claimed in any valid claim of the patent application, (v) right to file foreign patent applications, and (vi) any all patents resulting from current patent applications.



         Patents are mainly comprised of legal services paid to a shareholder and patent application fees. No amortization will be recorded until the patents have been granted. Patents totaled $67,233 at January 31, 2006.


         NOTE 4 - PREFERRED STOCK AND COMMON STOCK

         As part of the reverse acquisition, on September 15, 2005, Exobox issued 3,513,825 shares of Exobox convertible preferred stock (2,392,915 shares of Series A convertible preferred stock and 1,120,910 shares of Series B convertible preferred stock) to the Exobox Delaware shareholders. On the effective date, all of the issued and outstanding shares of common stock of Exobox Delaware were converted into the 3,513,825 shares of preferred stock of Exobox with the Exobox Delaware shareholders owning 100% of Exobox's outstanding shares of preferred stock. The preferred shares are convertible after a 12 month period into shares of Exobox common stock, convertible at a rate of 90.785877% of the outstanding common stock as of the date of conversion.

         During October and November 2005, Exobox issued 50 units comprised of convertible preferred stock and warrants to investors in a private placement totaling $1,000,000. As of October 31, 2005 cash proceeds totaled $980,000. Each unit was issued for $20,000 and was comprised of 2,202.985824 shares of Series B convertible preferred stock and one common stock purchase warrant. Each preferred share is convertible at any time into 90.785877 shares of common stock. Each warrant may be exercised to purchase 90,000 shares of common stock at an exercise price of $0.20 per share. The warrants are detachable and exercisable at any time on or after October 31, 2006 through October 31, 2010. During November 2005, the final unit was issued for $20,000.


         On November 1, 2005, Exobox entered into a consulting agreement for investor relations services. The fee for these services was $15,000 in cash and 50,000 shares of common stock valued at $750,000, which was recorded to general and administration expense during the three months ended January 31, 2006.

         NOTE 5 - INCOME TAXES

         Exobox incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $752,767 at January 31, 2006, and will expire in the years 2023 through 2025.


         At January 31, 2006, deferred tax assets consisted of the following:


         Deferred tax assets                                       $   173,820
         Valuation allowance                                          (173,820)
                                                                   -----------
         Net deferred taxes                                    $             0
                                                               ===============


         NOTE 6 - RELATED PARTIES


         Accounts payable to stockholders represent amounts owed to stockholders primarily for reimbursement of general and administrative costs paid on behalf of Exobox. Accounts payable to stockholders totaled $4,015 at January 31, 2006.

         Certain of Exobox's stockholders have advanced cash to the company for working capital purposes. The advances are payable upon demand and do not accrue interest. Advances totaled $2,500 at January 31, 2006.

         Exobox paid consulting fees to certain executive officers and stockholders totaling $12,000 during the three months ended January 31, 2006. There was $6,000 of related party consulting fees during the three months ended October 31, 2005.



         NOTE 7 - COMMITMENTS


         Beginning in September 2004, Exobox leases an office in Houston, Texas from a third party pursuant to an oral agreement for $500 per month. The lease is on a month-to-month basis. Rent expense totaled $1,500 for the three months ended January 31, 2006.

         In January 2006, Exobox entered into a non-cancelable operating lease for a residential apartment unit in Houston, Texas. The lease term is six months and contains multiple renewal options at the expiration. Rent expense totaled $672 for the three months ended January 31, 2006.


         On October 26, 2005, Exobox entered into an agreement with a third party to provide software design services, beginning January 1, 2006. The agreement totals $375,000 of which $75,000 was paid as a down payment on the date of the agreement. Exobox expects to pay the remaining balance of $300,000 within the next twelve months.



         NOTE 8 - SUBSEQUENT EVENTS



         On February 10, 2006, the Company issued 4,000 shares of Series C Convertible Preferred Stock for cash in the amount of $100,000 pursuant to the terms of the Securities Purchase Agreement.



PART I

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company's expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-QSB to conform such statements to actual results or to changes in the Company's expectations.

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

         RESULTS OF OPERATIONS

         NET SALES. The Company has not any sales since inception.

         RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the three and six months ended January 31, 2006. The Company has incurred $288,259 in research and development expenses since inception.


         GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). The Company's G&A expenses for the three and six months ended January 31, 2006 increased from $4,111 to $930,506 and $4,360 to $1,169,596 respectively. The increase was primarily due to share based compensation to a consultant totaling $750,000 and costs incurred for development of the Company's proprietary software, legal fees for the Company's patents and management salaries.



         LIQUIDITY AND CAPITAL RESOURCES As of January 31, 2006, the Company had a working capital of

         $542,972. As of July 31, 2005, the Company's working capital deficit was $12,574. During the period from July 31, 2005 through January 31, 2006, the Company's working capital increased by $555,546. This increase in working capital was the result of an increase in cash of $1.0 million raised from the Company's private placement.


                  The Company will require additional capital to support the development stage activities of the development of its proprietary software. There can be no assurance that any required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last twelve months by the $1 million equity raised from its private placement in 0ctober, 2005.



         CRITICAL ACCOUNTING POLICIES

                  The accounting principles applied by the Company for which acceptable alternative principles are available is the use of APB 25 compared to SFAS 123, related to recording employee stock compensation. The Company continues to apply the intrinsic method of measuring employee stock compensation under APB 25 and disclose the effects of measuring the compensation using the fair value method prescribed in SFAS 123 which is consistent with the treatment employed by most public companies.

                  Revenue from engineering services contracts is recognized as the work is performed. Contracts are generally either time-and-materials or fixed-price in nature. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. The Company did not have a significant amount of work under a fixed price contract as of June 30, 2003. The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of June 30, 2003, are recorded as deferred revenue. In the equity method of accounting, the assets and liabilities of the subsidiary would be shown as a net investment in the subsidiary instead of consolidating the assets and liabilities with those of the Company. Solutions at June 30, 2003 had total assets of $1.5 million, liabilities of $0.6 million, and net equity of $0.9 million.


         ITEM 3.  CONTROLS AND PROCEDURES


                  We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Specifically, in connection with the review of our quarterly financial statements, our independent auditor identified weaknesses in our disclosure controls related to valuing and accounting for share based payments. The Company plans to remediate this deficiency in disclosure controls by increasing the supervision and training of accounting employees.


                  There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



         PART II.

                            EXOBOX TECHNOLOGIES CORP.
                                OTHER INFORMATION


         Item 1.  Legal Proceedings

         The Company is not a party to any litigation and to the best of the Company's knowledge no litigation is threatened.

         Item 3.  Defaults Upon Senior Securities

                   None


         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           31.1 Certification of CEO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                           31.2 Certification of CFO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                           32.1 Certification of CEO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           32.2 Certification of CFO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  b) Reports on Form 8-K

                                    None

                                   EXOBOX TECHNOLOGIES CORP.



                                            SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                    EXOBOX TECHNOLOGIES CORP.

         Dated: April 6, 2006       By:  /s/ Robert B. Dillon
                                        ---------------------------
                                        Robert B. Dillon
                                        Chief Executive Officer
                                        (Principal Executive Officer)


         Dated: April 6, 2006        By: /s/ Barry Levine
                                         ----------------------------
                                          Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                  Exhibit 31.1

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

         I, Robert B. Dillon, Chief Executive Officer of Exobox Technologies Corp., certify that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of Exobox Technologies Corp. (the "Registrant");

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
                  13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or
                     caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditor and the audit committee of the registrant's board of directors(or persons performing the equivalent functions):


                     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: April 6, 2006                               /s/ Robert B. Dillon
                                                   ----------------------------
                                                  Chief Executive Officer

                                  Exhibit 31.2

                      CHIEF FINANCIAL OFFICER CERTIFICATION

         I, Barry Levine, Chief Financial Officer of Exobox Technologies Corp., certify that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of Exobox Technologies Corp. (the "Registrant");

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
                  13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or
                      caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditor and the audit committee of the registrant's board of directors(or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves
                      management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: April 6, 2006                               /s/ Barry Levine
                                                  ----------------------------
                                                  Chief Financial Officer

                                  EXHIBIT 32.1

                           SECTION 1350 CERTIFICATIONS

                           CERTIFICATION PURSUANT TO\
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of Exobox Technologies Corp. (the "Company") on Form 10-QSB for the period ended January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert B. Dillon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: April 6, 2006


/s/ Robert B. Dillon
------------------------------
Chief Executive Officer



                                  EXHIBIT 32.2
                           SECTION 1350 CERTIFICATIONS

                           CERTIFICATION PURSUANT TO\
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of Exobox Technologies Corp. (the "Company") on Form 10-QSB for the period ended January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry Levine, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: April 6, 2006


/s/ Barry Levine
------------------------------
Chief Financial Officer