Form 10QSB
period 2006-06-09
Exobox Technologies Corp.
filed 2006-06-16
CIK 1335002

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

(713) 781-6173

Registrant’s telephone number, including area code

(Former name, former address, and former fiscal

year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      CLASS        Outstanding as of

         Common stock,                  par value June 9, 2006

$.001 per share           10,917,500

EXOBOX TECHNOLOGIES CORP.

FORM 10-QSB FOR THE QUARTER ENDED APRIL 30, 2006

INDEX PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Balance Sheets as of April 30, 2006 and July 31, 2005 (Unaudited)	4
Statements of Expenses for the three and nine months ended April 30, 2006
and 2005 and for the period from Inception to April 30, 2006 (Unaudited)5	5

Statements of Cash Flows for the nine monthsended April 30, 2006 and

2005 and for theperiod from Inception to April 30, 2006(Unaudited)	6
Notes to the Unaudited Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Controls and Procedures	13

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 3. Defaults Upon Senior Securities	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

EXOBOX TECHNOLOGIES CORP.

(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)

(A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

(Unaudited)

April 30,	July 31,
2006	2005

Cash	$172,090	$54
Property and equipment, net	19,853	-

Other Assets:

Patents	67,233	54,033
Intangibles, net	6,440	-
____________________
TOTAL ASSETS	$265,616	$54,087

==================

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	$40,877	$-
Accounts Payable to Stockholders	-	7,178
Advances from stockholders	-	5,450
____________________
Total current liabilities	40,877	12,628

STOCKHOLDERS’ EQUITY

Preferred stock:

Series A convertible preferred stock, $0.001 par,

2,500,000 shares authorized, 2,392,915 shares

issued and outstanding at April 30, 2006	2,393	-

Series B convertible preferred stock, $0.001 par,

2,000,000 shares authorized, 1,231,059 shares

issued and outstanding at April 30, 2006	1,231	-

Series C convertible preferred stock, $0.001 par,

20,000 shares authorized, 4,000 shares issued

and outstanding at April 30, 2006	4	-

Common stock, $0.001 par value, 500,000,000

shares authorized, 10,917,500 and 5,000,000

shares issued and outstanding at April 30,

2006 and July 31, 2005	10,918	5,000

Additional paid-in capital	2,209,454	369,000

Deficit accumulated during the development stage	(1,999,261)	(332,541)
Total stockholders’ equity	224,739	41,459

=======================

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$265,616	$54,087

EXOBOX TECHNOLOGIES CORP.

(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF EXPENSES

(Unaudited)

3 Months	3 Months	9 Months	9 Months	Inception
Ended	Ended		Ended	Ended	to
April 30,	April 30,		April 30,	April 30,	April 30,
2006		2005	2006	2005	2006

Research and Development	-	-	-	-	$288,259
Other General &Administrative	$497,124		$2,641 $1,666,720 $7,001 1,711,002
Net Loss	$(497,124)	$(2,641)	$(1,666,720)	$(7,001)	$(1,999,261)
========================================================

Basic and diluted

Net net loss per common share	$ (0.05)	$ (0.00)	$ (0.15)	$ (0.00)

Weighted average share outstanding	10,917,500	5,000,000	10,895,074	5,000,000

EXOBOX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

9 Months	9Months	Inception
Ended	Ended	to
April 30,	April 30,	April 30,
2006	2005	2006
_______________________________________

CASH FLOWS FROM OPERATING ACTIVITIES

Adjustments to reconcile net loss to net cash

used in operating activities:
Net Loss	$(1,666,720)	$(11,772)	$(1,999,261)
Share-based compensation	750,000	-	750,000
Depreciation and amortization expense	2,804	-	2,804

Change in:

Increase in accounts payable	40,877	4,370	40,877
Increase in accounts payables
to stockholders	-	4,450	-
	__________________________________

NET CASH USED IN OPERATING ACTIVITIES	(873,039)	(7,402)	(1,205,580)
__________________________________

CASH FLOW FROM INVESTING ACTIVITIES

Investment in patents	(13,200)	-	(67,233)
Investment in intangible assets	(7,700)	-	(7,700)
Investment in property and equipment	(21,397)	-	(21,397)
__________________________________

NET CASH USED IN INVESTING ACTIVITIES	(42,297)	-	(96,330)
__________________________________

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions	1,100,000	-	1,474,000
Advances from stockholder	-	9,221	12,628
Repayment of advances from Stockholders	(12,628)	-	(12,628)
____________________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,087,372	9,221	1,474,000
____________________________________

NET CHANGE IN CASH	172,036	1,819	172,090

Cash balance, beginnin	54	-	-
___________________________________
Cash balance, endin	$172,090	$ 1,819	$172,090

====================================

SUPPLEMENTAL DISCLOSURES

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

EXOBOX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited interim financial statements of Exobox have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Exobox Annual Financial Statements filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2005, as reported in the Form 10-SB, have been omitted.

NOTE 2 - GOING CONCERN

From Inception to April 30, 2006, Exobox has accumulated losses of$1,999,261. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependentupon its success in raising additional equity financing and/orattaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox’s ability to continue as a going concern.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENT

On February 1, 2006, Exobox adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25.SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. As of April 30, 2006, Exobox had no outstanding employee stock options.

NOTE 4 – CONVERTIBLE PREFERRED STOCK AND WARRANTS

As part of the reverse acquisition, on September 15, 2005, Exobox issued 3,513,825 shares of Exobox convertible preferred stock (2,392,915 shares of Series A convertible preferred stock and 1,120,910 shares of Series B convertible preferred stock) to the Exobox Delaware shareholders. On the effective date, all of the issued and outstanding shares of common stock of Exobox Delaware were converted into the 3,513,825 shares of preferred stock of Exobox with the Exobox Delaware shareholders owning 100% of Exobox’s outstanding shares of preferred stock. The preferred shares are convertible after a 12 month period into shares of Exobox common stock, convertible at a rate of 90.785877% of the outstanding common stock as of the date of conversion.

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

Exobox analyzed the convertible preferred stock for derivative accounting consideration under SFAS 133, Accounting for Derivative Instruments and  Hedging Activities. Exobox determined the economic characteristics and risks of the embedded conversion option were clearly and closely related to the preferred stock. Therefore, derivative accounting is not applicable for the convertible instruments.

Exobox also analyzed the warrants issued as part of the private placement for derivative accounting consideration under SFAS 133 and EITF 00-19. Exobox determined the warrants met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19 due to the agreement containing an explicit limit on the number of shares to be delivered upon physical settlement. Therefore, derivative accounting is not applicable for the warrants.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company’s expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-QSB to conform such statements to actual results or to changes in the Company’s expectations.

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation, the disclosures made under the caption “Certain Factors That May Affect Future Performance.”

RESULTS OF OPERATIONS

NET SALES. The Company has no sales since inception.

RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the three and nine months ended April 30, 2006. The Company has incurred $288,259 in research and development expenses since inception.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”). The Company’s G&A expenses for the three and nine months ended April 30, 2005 and 2006 increased from $2,641 to $474,043 and $7,001 to $1,643,877 respectively. The increase was primarily due to $750,000 in share-based compensation to a consultant recognized in the second quarter of fiscal 2006, costs incurred for development of the Company’s proprietary software, legal fees for the Company’s patents and management salaries.

LIQUIDITY AND CAPITAL RESOURCES  As of April 30, 2006, the Company had a working capital of $247,582. As of July 31, 2005, the Company’s working capital deficit was $12,574. During the period from July 31, 2005 through April 30,2006, the Company’s working capital increased by $260,156. This increase in working capital was the result of an increase in cash of $1,000,000 raised from the Company’s October 2005 private placement lessoperational costs incurred subsequently.

The Company will require additional capital to support the development stage activities of the development of its proprietary software. There can be no assurance that any required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last twelve months by the $1,000,000 equity raised from its private placement.

 CRITICAL ACCOUNTING POLICIES

The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned are record ed as deferred revenue.

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Specifically, in connection with the review of our quarterly financial statements, our independent auditor identified weaknesses in our disclosure controls related to valuing and accounting for share based payments. The Company plans to remediate this deficiency in disclosure controls by increasing the supervision and training of accounting employees.

There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

EXOBOX TECHNOLOGIES CORP.OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any litigation and to the best of the Company’s knowledge no litigation is threatened.

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

31.1  Certification of CEO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of CFO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of CEO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification of CFO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

None

EXOBOX TECHNOLOGIES CORP.

SIGNATURES

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

EXOBOX TECHNOLOGIES CORP.

 Dated: June 14, 2006

Robert B. Dillon

Chief Executive Officer

(Principal Executive Officer)

 Dated: June 14, 2006

Chief Financial Officer

(Principal Financial and

Accounting Officer)

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Robert B. Dillon, Chief Executive Officer of Exobox Technologies Corp., certify that:

1.  I have reviewed this Quarterly Report on Form 10-QSB of Exobox Technologies Corp. (the “Registrant”);

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosurecontrols and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditor and the audit committee of the registrant’s board of directors(or persons performing the equivalentfunctions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 14, 2006

Cheif Executive Officer

Exhibit 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael G. Wirtz, Chief Financial Officer of Exobox Technologies Corp.,certify that:

1.  I have reviewed this Quarterly Report on Form 10-QSB of Exobox Technologies Corp. (the “Registrant”);

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosurecontrols and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditor and the audit committee of the registrant’s board of directors(or persons performing the equivalentfunctions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 14, 2006

EXHIBIT 32.1

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Exobox Technologies Corp.(the “Company”) on Form 10-QSB for the period ended April 30, 2006 as filed wth the Securities and Exchange Commission on the date hereof (the “Report”), , Robert B. Dillon, Chief Executive Officer of the Company, certify, pursuant o 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 14, 2006

Chief Executive Officer

EXHIBIT 32.

 SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\ 18 U.S.C.

SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Exobox Technologies Corp.(the “Company”) on Form 10-QSB for the period ended April 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael G. Wirtz, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 14, 2006