Form 10KSB
period 2006-07-31
Exobox Technologies Corp.
filed 2006-11-07
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
for the transaction period from                      to
Commission File Number 0-02555

Exobox Technologies Corp.
(Name of Small Business Issuer in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6303 Beverly Hill, Suite 210, Houston, Texas	77057-6501
(Address of principal executive offices)	(Zip code)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
State issuer’s revenues for its most recent fiscal year. $0.
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of October 3, 2006 of $0.35, the aggregate market value of voting stock held by non-affiliates is $3,821,125.
As of October 3, 2006 10,917,500 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

EXOBOX TECHNOLOGIES CORP.

 FORWARD LOOKING STATEMENTS

This Form 10K-SB contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Exobox or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

Further, this report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company’ actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject

RISK FACTORS

The securities offered herein are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. You should carefully consider the following risk factors and other information in this Prospectus before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The Company’s business is subject to many risk factors, including the following (references to “our,” “we,” and words of similar meaning in these Risk Factors refer to the Company).

The Financial Information presented throughout this Registration Statement is taken from the Company’s audited financial statements, unaudited pro forma financial statements and reviewed financial statements, provided under the heading “Financial Statements,” unless otherwise stated.

We May Not be Able to Continue Our Business Operations Unless We Raise Additional Financing.

We are a development stage company and as such have generated no revenues or profits to date. We depend to a great degree on the ability to attract external financing in order to develop the Company’s patent rights in connection with our software solutions. We anticipate the need for approximately $7,000,000 in additional financing to fund the completion of our product development. Failure to obtain sufficient funding may result in the Company not having a product available for sale.

We May Not Be Able to Meet Our Current and Future Liabilities and Remain in Operation Until We Receive Money In Connection With Subsequent Tranches.

The Company had $117,719 of cash on hand at July 31, 2006, and required $83,453 for current liabilities. The Company had working capital of $34,266 at July 31, 2006. If the Company is delayed in raising subsequent money, as a result of the Company not obtaining effectiveness of this registration statement, or for any other reason, the Company could be forced to abandon or curtail its planned research and development activities, and/or abandon or curtail its operations, and any investment in the Company could be lost.

We Lack an Operating History Which You Can Use to Evaluate Us, Making Any Investment in Our Company Risky.

Our Company lacks an operating history which investors can use to evaluate our Company’s previous earnings. This makes it harder for you as an investor to predict how our Company may do in the future. Therefore, an investment in our Company is risky because we have no business history and it is hard to predict what kind of return our stock will have in the future, if at all.

To Develop our Software Solutions we will need to engage third party developers.

We do not have the resources to directly conduct full clinical development, obtain regulatory approvals, or manufacture or commercialize any products, and we have no current plans to acquire such resources. Therefore, we depend upon others to carry out such activities. As a result, we anticipate that we may enter into collaborative agreements with third parties able to contribute to developing our technologies. Such agreements may limit our control over any or all aspects of development.

To be profitable, we must successfully commercialize our technologies. They are however in the early stages of development and will require significant further research, development and testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies.

Our success is dependent upon our ability to protect our proprietary technologies.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently have filed for 8 patents with the U.S. Patent Office that relate to software security solutions. We rely upon our patent applications and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patent applications will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on us. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.

Any litigation to protect our intellectual property or any third party claims to invalidate our patents could have a material adverse effect on our business.

Our success depends on our ability to protect our intellectual property rights. In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents. In addition, we may be subject to third-party claims seeking to invalidate our patents. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. In addition, based on our limited financial resources, we may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources. Based on our limited financial resources, it may be necessary for us to engage third party professionals on a contingency basis pursuant to which such parties would be entitled to share in the proceeds of any successful enforcement of our intellectual property rights. If third parties making claims against us seeking to invalidate our patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patent applications are invalid would have a material adverse effect on our company.

We May Be Unable To Successfully Compete Against Companies with Resources Greater Than Ours, If We Are Unable To Protect Our Patent Rights And Trade Secrets, Or If We Infringe On The Proprietary Rights Of Third Parties.

Additionally, the Company will need to obtain patents on its technology to protect its rights to that technology. To obtain a patent on an invention, one must be the first to invent it or the first to file a patent application for it. We cannot be sure that the inventors of subject matter covered by patents and patent applications that we own or license were the first to invent, or the first to file patent applications for, those inventions. Furthermore, patents we own or license may be challenged, infringed upon, invalidated, found to be unenforceable, or circumvented by others, and our rights under any issued patents may not provide sufficient protection against competing software or otherwise cover commercially valuable software or processes.

We seek to protect trade secrets and other un-patented proprietary information, in part by means of confidentiality agreements with our collaborators, employees, and consultants. If any of these agreements is breached, we may be without adequate remedies. Also, our trade secrets may become known or be independently developed by competitors.

Our Industry Is Competitive and As Such Competitive Pressures Could Prevent Us From Obtaining Profits, Forcing Us to Abandon or Curtail Our Business Plan and Possibly Liquidate Our Assets.

One of the main factors in determining in whether the Company will be able to realize any profits and/or be able to continue its business plan will be whether or not the Company is able to successfully compete in the software industry. The virus protection software industry is highly competitive and the Company may be competing against companies with greater resources and more experience in the industry. If the Company is unable to compete in the marketplace and fails to generate any profits, the Company may be forced to liquidate its assets and any investment in our Company could be lost.

We Rely Upon Key Personnel and If They Leave Our Company Our Business Plan and Our Business Operations Could Be Adversely Effected.

We rely on Robert B. Dillon our President, Chief Executive Officer & Chairman of the Board; Scott Copeland our Vice President of Operations & Director; Reginald Goodman our Manager of Information Systems; Michael Wittenburg our Vice President of Marketing & Director; Marc Pernia our Chief Product Development Administrator & Director; Michael G. Wirtz, our Vice President of Administration & Chief Financial Officer, for the success of our Company. Their experience and inputs create the foundation for our business and they are responsible for the directorship and control over the Company’s development activities. The Company currently has six (6) employment contracts and does not hold “key man” insurance on any of these people. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and could face potential delays in operations. If we are unable to replace them with other suitably trained individuals, the Company may be forced to scale back or curtail our business plan. As a result of this, your securities in our Company could become devalued.

Investors May Face Significant Restrictions on the Resale of Our Common Stock Due to Federal Regulations of Penny Stocks.

If the Company’s Common Stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act, as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Exobox was originally incorporated in the State of Nevada under the name Kilis, Inc. on December 8, 1999. On June 22, 2005, Kilis, Inc. changed its name to JinPin, Inc. On September 14, 2005, JinPin, Inc. changed its name to Exobox Technologies Corp. On September 15, 2005, Exobox acquired Exobox Technologies Corp., a Delaware corporation (“Exobox Delaware”) in exchange for 3,513,825 shares of Exobox convertible preferred stock (2,392,915 shares of Series A convertible preferred stock and 1,120,910 shares of Series B convertible preferred stock). On the effective date, all of the issued and outstanding shares of common stock of Exobox Delaware were converted into the 3,513,825 shares of preferred stock of Exobox with the Exobox Delaware shareholders owning 100% of Exobox’s outstanding shares of preferred stock. The preferred shares are convertible after a 12 month period into shares of Exobox common stock, convertible at a rate of 92% of the outstanding common stock as of the date of conversion. As a result, Exobox Delaware will be treated as the “acquiring” company for financial reporting purposes. The accounting for the merger will be identical to that resulting from a reverse acquisition, such that no goodwill will be recorded.

Exobox was established as a network security development and licensing company to capitalize upon the serious and growing need in the computer market for a reliable, efficient and effective proactive network security system capable of truly protecting computers from the menace of cyber threats such as Trojans, worms, viruses, spy ware and identity theft. Over the last three years, Exobox’s technology has developed two revolutionary, proprietary, patent-protected software technologies to meet this need in a unique, proactive way, providing computers 100% of such protection without affecting workflow or requiring a continuously updated database of known viruses. Issuer’s unique, proprietary approach to network security presents a paradigm shift from the largely ineffective “reactive” network security software currently available from others. Exobox’s technology is a true solution, stopping all cyber threats. Further, it eliminates the need for CRC checking and viral database drive retroactive file scanning, while remaining totally transparent. As an added benefit, Exobox’s technology does not require staff retraining or change or impede work flow. Issuer intends to develop and market comprehensive product lines based on its revolutionary technology to make available complete and effective network security for all servers and computers using Exobox products.

We are a cutting edge developer of innovative enterprise and home user endpoint security products. With our SUEZ™ (Secure User Environment Zone) technology White Paper and Software Requirements and Development Documentation completed by OSR Open System Resources, Inc., we are uniquely positioned for the development and market introduction of what we believe is the most advanced computer security system available. Our mission is to become the leading developer of licensed digital security technologies for a broad range of security-sensitive networks, devices, and other applications. We have developed two revolutionary, proprietary, patent-pending software technologies to meet this need in a unique, proactive way, providing 100% of such protection without affecting workflow or requiring a continuously updated database of known viruses. Compared to other technologies, ours is truly revolutionary, representing a paradigm shift from the largely ineffective “reactive” network security software currently available from others. Our SUEZ™ technology is a true solution that stops all cyber threats while eliminating the need for CRC (Cyclic Redundancy Checking) and viral database drive retroactive file scanning. We are currently developing comprehensive product lines from our technology to provide complete and effective security for all servers and computers using our products.

Business Strategy

Our business model seeks to enhance computer security by promoting software that eliminates the threat of viruses, trojans, worms, host system compromises (e.g., rootkits), spyware and the proliferation of identity theft, which is now the fastest growing crime in the U.S. We have developed a proprietary system that protects computers and networks without interfering with performance, requiring periodic database updates or necessitating staff training.

The global market for such software is expanding rapidly as more businesses and consumers search for a proactive, effective solution to Internet viruses and other menaces that threaten to derail both the home user and computer networks.

We are utilizing an efficient approach to marketing and delivering SUEZ™ enterprise and home user products without incurring many of the expenses of traditional software companies. Our business-to-business licensing model will identify key providers in certain industries, geographic territories and market segments - including Internet service providers, banks and financial institutions, government agencies, software makers, computer hardware manufacturers, home pc users, business pc users, educational institutions, and e-commerce companies - and license the software for use by those institutions.

This model eliminates significant expenses for inventory control, distribution, end user tech support and payroll, thereby making us a lean, efficient company focused on quickly bringing to market the most effective products to secure the Internet.

Competition

On average anti-virus software currently available from some 20 sources is only about 60% effective in catching and/or eliminating viral threats. Today’s Trojan scanners produced by 42 companies, the spy ware removal technology currently available from 11 companies and the spy ware prevention solutions offered by 14 companies fare no better. Exobox technology is 100% effective against viruses and also stops Trojan activity and Identity theft. Exobox does not believe that any other source of technology approaching the capability of Exobox’s revolutionary, proprietary technology exists or is in development today. Accordingly, the Company does not believe it will have any significant, merit-based competition once its technology is ready for sale or license to the Market and proof of its effectiveness is established in the industry.

Intellectual Property

Exobox has filed eight (8) patent applications and three (3) trademark applications protecting the intellectual property of Exobox. An essential part of Exobox’s product development strategy has been to seek comprehensive United States and international intellectual property protection for its Technology and all related and derivative products. Exobox intends to continue protecting its intellectual property by filing patents covering new findings that may develop as a result of research and development, process improvements and various administration routes, in order to protect and enhance the original patents. The Company will continue this effort to bolster and extend its intellectual property position, including patent, copyrights, and trademarks. Exobox has retained Osha • Liang LLP, an internationally recognized intellectual property firm to continue this protection and to prosecute any potential additional patents for its Technology and all related or derivative products, stemming from the Company’s ongoing research and development.

Upon advice of our intellectual property counsel, we have intentionally omitted any details about our proprietary and confidential technology covered by our previously filed patent applications which are not yet a matter of public record. Further, our intellectual property counsel maintains all records associated with the previously filed patent applications. Confidential explanations and demonstrations of the Company’s proprietary technology are available, upon request, for qualified, prospective investors under the Company’s Non-Disclosure Agreement (NDA)

Government Regulation

The Company’s principal products and services are not currently subject to government regulation.

Employees

We presently have six (6) employees. We have used the services of our founders and directors to date.

Insurance

The Company provides health insurance for five of its six employees through Humana Insurance Company.

ITEM 2. DESCRIPTION OF PROPERTY

During 2005 we leased approximately 800 square feet of office space in a building located at 6303 Beverly Hill, Suite 210, Houston, Texas 77057. The premises are leased from an arms-length third party, pursuant to an oral month-to-month lease at the rate of $500 per month.. Our telephone number is (713) 781-6173, our facsimile number is (713) 781-6175 and our website address is www.exobox.com .

During 2006, we leased office space in a building located at 303 Twin Dolphin Drive, 6th Floor, Redwood City, California 94065. The premises were leased from a third party, pursuant to a lease at the rate of $1,878 per month. The lease has since been terminated and currently the company does not maintain an office in California, .

We own all other equipment and furniture currently at the premises, which consists of certain computers, computer accessories, office furniture, photocopier, and miscellaneous equipment.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses that can be asserted. The Company is not aware of any additional litigation, claims or assessments that were pending that could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our Common Stock is traded on the Pink Sheets under the stock symbol “EXBX.” The chart below breaks down the high bid and the low bid prices for each of the last 4 quarters which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2006 and 2005, the high and low bid and asked prices were as follows:

Quarter Ended	High Bid	Low Bid
July 31, 2006	$1.50	0.15
April 30, 2006	18.00	1.10
January 31, 2006	22.00	1.60
October 31, 2005	n/a	n/a

On October 11, 2006 the prices of the Company’s Common Stock were $0.40 high, $0.36 low and $0.37 close, as quoted on the Pink Sheets.

Holders
The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 400. In addition there are shareholders whose holdings are in street name.

Dividends
We have never had net profits on operations and therefore are currently proscribed under the Nevada General Corporation Law from declaring dividends. We have not paid any cash dividends on our Common Stock or our Preferred Stock. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including the Company’s earnings, financial condition, capital requirements, and other factors.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company's expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-KSB to conform such statements to actual results or to changes in the Company's expectations.

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-KSB. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While Exobox’s significant accounting policies are more fully described in Note 1 to its financial statements included elsewhere in this prospectus, Exobox currently believes the following accounting policies to be critical:

Development Stage Company

Exobox is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." Exobox has devoted substantially all of its efforts to business planning, raising capital, research and development, recruiting management and technical staff, and acquiring operating assets.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", Exobox expenses all costs incurred in connection with its start-up and organization.

Research and Development

Research and development costs are related primarily to Exobox developing early prototypes. Research and development costs are expensed as incurred.

Income Taxes

The income tax benefit is computed on the pre-tax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the fiscal year ended July 31, 2006.

RESULTS OF OPERATIONS

NET SALES. The Company has no sales since inception.

RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the year ended July 31, 2006. The Company has incurred $288,259 in research and development expenses since inception but prior to the current fiscal year ending July 31, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). The Company's G&A expenses for the years ended July 31, 2005 and 2006 increased from $11,939 to $2,178,331. The increase was primarily due to $750,000 in share-based compensation to a consultant recognized in the second quarter of fiscal 2006, costs incurred for development of the Company's proprietary software, legal fees for the Company's patents and management salaries.

LIQUIDITY AND CAPITAL RESOURCES As of July 31, 2006, the Company had a working capital of $34,266. As of July 31, 2005, the Company's working capital was ($12,574). During the period from July 31, 2005 through July 31, 2006, the Company's working capital increased by $46,840. This increase in working capital was the result of an increase in cash of $1,000,000 raised from the Company's October 2005 private placement and $500,000 raised from a private investor less operational costs incurred subsequently.

The Company will require additional capital to support the development stage activities of the development of its proprietary software. There can be no assurance that any required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last twelve months by the $1,500,000 equity raised from its private placement and private investor.

ITEM 7. FINANCIAL STATEMENTS AND RELATED FOOTNOTES

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Exobox Technologies Corp.
(a development stage company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of Exobox Technologies Corp. as of July 31, 2006 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Exobox’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exobox, as of July 31, 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Exobox will continue as a going concern. As discussed in Note 2 to the financial statements, Exobox has suffered recurring losses from operations, has negative cash flow from operations, and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

August 31, 2006

EXOBOX TECHNOLOGIES CORP.
(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
July 31, 2006

ASSETS

Cash	$117,719

Property and equipment, net	18,314
Other Assets:
Patents	67,233
Intangibles, net	5,810
TOTAL ASSETS	$209,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts Payable	$83,453

STOCKHOLDERS' EQUITY

Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 2,392,915 shares issued and outstanding	2,393

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 1,231,080 shares issued and outstanding	1,231

Series C convertible preferred stock, $0.001 par, 20,000 shares authorized, 20,000 shares issued and outstanding	20

Common stock, $0.001 par value, 500,000,000 shares authorized, 10,917,500 shares issued and outstanding at July 31, 2006	10,918

Additional paid-in capital	2,621,933

Deficit accumulated during the development stage	(2,510,872)
Total stockholders' equity	125,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$209,076

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2006 and 2005,
and Inception to July 31, 2006

	Year Ended July 31, 2006	Year Ended July 31, 2005	Inception To July 31, 2006

Research and Development	-	-	$288,259
Other General &Administrative	$ 269,550	$11,939	313,832
Depreciation and amortization	4,972	-	4,972
Professional fees	1,039,051	-	1,039,051
Payroll expenses	418,608	-	418,608
Software development expense	446,150	-	446,150

Net Loss	$(2,178,331)	$(11,939)	$(2,510,872)

Basic and diluted Net loss per common share	$ (0.20)	$ (0.00)

Weighted average share outstanding	10,900,742	5,000,000

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2006 and 2005,
and Inception to July 31, 2006

	Year Ended	Year Ended	Inception Through
	July 30,	July 31,	July 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,178,331)	$(11,939)	$(2,510,872)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	750,000	-	750,000
Warrant issued for consulting services	12,495	-	12,495
Depreciation and amortization expense	4,973	-	4,973
Changes in liabilities:
Increase in accounts payable	83,453	-	83,453
Increase in accounts payable to stockholders	-	6,543	7,178
NET CASH USED IN OPERATING ACTIVITIES	(1,327,410)	(5,396)	(1,652,773)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	(13,200)	-	(67,233)
Investment in intangible assets	(7,700)	-	(7,700)
Investment in property and equipment	(21,397)	-	(21,397)
NET CASH USED IN INVESTING ACTIVITIES	(42,297)	-	(96,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	1,500,000	-	1,874,000
Advances from stockholder	-	6,450	6,450
Repayment of advances from Stockholders	(12,628)	(1,000)	(13,628)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,487,372	5,450	1,866,822

NET CHANGE IN CASH	117,665	54	117,719

Cash balance, beginning	54	-	-
Cash balance, ending	$ 117,719	$ 54	117,719

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 120	$ -	$ 120
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
(A DEVELOPMENT STAGE COMPANY)
STOCKHOLDERS’ DEFICIT

	Members’ Capital	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock			Accumulated Deficit during Development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Stage	Total
October 21, 2002 (LLC inception)	-	-	$ -	-	$ -	-	$ -	-	$ -	-	-	$ -
Capital Contribution by members 234,000												234,000
Net Loss	(167,747)											(167,747)
Balances, July 31, 2003	66,253	-	-	-	-	-	-	-	-	-	-	66,253
Capital Contribution by members	140,000	-	-	-	-	-	-	-	-	-	-	140,000
June 28, 2004 (corporation inception)	(206,253)	10,867,500	10,868	2,392,915	2,393	1,120,910	1,121	-	-	359,618	(167,747)	-
Net Loss	-	-	-	-	-	-	-	-	-	-	(152,855)	(152,855)
Balances, July 31, 2004	-	10,867,500	10,868	2,392,915	2,393	1,120,910	1,121			359,618	(320,602)	53,398
Net Loss	-	-	-	-	-	-	-	-	-	-	(11,939)	(11,939)
Balances, July 31, 2005	-	10,867,500	10,868	2,392,915	2,393	1,120,910	1,121	-	-	359,618	(332,541)	41,459
Issuance of capital stock-Series B- in private placement for cash		-	-			110,149	110			999,890	-	1,000,000
Shares issued for consulting services		50,000	50							749,950		750,000
Issuance of capital stock - Series C for cash
under Security Purchase Agreement								20,000	20	499,980		500,000
Warrant issued for consulting services										12,495		12,495
Net loss											(2,178,331)	(2,178,331)
Balance July 31, 2006	-	10,917,500	$10,918	2,392,915	2,393	1,231,059	1,231	20,000	20	2,621,933	(2,510,872)	$125,623

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Exobox Technologies Corp. (formerly known as Exobox Technologies LLC) was incorporated in Delaware on June 28, 2004 to patent and market proprietary internet security technology. Exobox Technologies LLC was incorporated in Texas on October 21, 2002 (Inception) and legally dissolved with the formation of Exobox Technologies Corp. Kilis, Inc. was originally incorporated in Nevada on December 8, 1999. On June 22, 2005, Kilis, Inc. changed its name to JinPin, Inc. On September 14, 2005, JinPin, Inc. changed its name to Exobox Technologies Corp. On September 15, 2005, Exobox (Nevada) acquired Exobox Technologies Corp., a Delaware corporation (Exobox) in exchange for 3,513,825 shares of Exobox (Nevada) convertible preferred stock (2,392,915 shares of Series A convertible preferred stock and 1,120,910 shares of Series B convertible preferred stock). On the effective date, all of the issued and outstanding shares of common stock of Exobox (Nevada) were converted into the 3,513,825 shares of preferred stock of Exobox (Nevada) with the Exobox shareholders owning 100% of Exobox’s outstanding shares of preferred stock. The preferred shares are convertible after a 12 month period into shares of Exobox common stock, convertible at a rate of 92% of the outstanding common stock as of the date of conversion. As a result, Exobox will be treated as the “acquiring” company for financial reporting purposes. The accounting for the merger will be identical to that resulting from a reverse acquisition, such that no goodwill will be recorded.

Exobox's fiscal year ends July 31.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Exobox considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Impairment of Long−lived assets. Exobox periodically reviews the carrying value of intangible assets not subject to amortization to determine whether impairment may exist. SFAS 142, Goodwill and Other Intangible Assets, requires that certain intangible assets be assessed annually for impairment using fair value measurement techniques. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of theintangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.

Revenue Recognition. Exobox recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. For the period from Inception to July 31, 2005, Exobox had no revenues.

Income Taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements. On February 1, 2006, Exobox adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. As of July 31, 2006, Exobox had no outstanding employee stock options.
Exobox does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

From Inception to July 31, 2006, Exobox has accumulated losses of $2,510,872. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

NOTE 3 - PATENTS

Exobox has eight technological inventions with patents pending in United States and throughout the world. The rights and interest include, among other things, (i) the patent applications and any changes or amendments thereto, (ii) the invention, (iii) the technical information, trade secrets, identities of customers, studies, plans, drawings, blueprints and specifications, production methods, (iv) the embodiment of any claim described and claimed in any valid claim of the patent application, (v) right to file foreign patent applications, and (vi) any all patents resulting from current patent applications.

Patents are mainly comprised of legal services paid to a shareholder and patent application fees. No amortization will be recorded until the patents have been granted. Patents totaled $67,233 at July 31, 2006.

NOTE 4 - INCOME TAXES

Exobox incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $496,631 at July 31, 2006, and will expire in the years 2023 through 2025.

At July 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets	$ 173,820
Valuation allowance	(173,820)
Net deferred taxes	$ 0

NOTE 5 - RELATED PARTIES

Accounts payable to stockholders represent amounts owed to stockholders primarily for reimbursement of general and administrative costs paid on behalf of Exobox. Accounts payable to stockholders totaled $0 at July 31, 2006.

Certain of Exobox’s stockholders have advanced cash to the company for working capital purposes. The advances are payable upon demand and do not accrue interest. Advances totaled $0 at July 31, 2006.

Exobox paid consulting fees to certain executive officers and stockholders totaling $6,000 during the year ended July 31, 2006. There were no such related party consulting fees during the year ended July 31, 2005.

NOTE 6 - COMMITMENTS

Beginning in September 2004, Exobox leases an office in Houston, Texas from a third party pursuant to an oral agreement for $500 per month. The lease is on a month-to-month basis. Rent expense totaled $6,000 for the year ended July 31, 2006.

On October 26, 2005, Exobox entered into an agreement to acquire software design services from a third party, beginning January 1, 2006. The agreement totals $375,000 of which $75,000 was paid as a down payment on the date of the agreement. Exobox paid the remaining balance of $300,000 during the year ended July 31, 2006.

NOTE 7 - STOCKHOLDERS’ EQUITY

Exobox is authorized to issue 500,000,000 shares of Series A common stock and undesignated common stock, $.001 par value, and 4,520,000 shares of preferred stock, $.001 par value, of which 2,500,000 shares have been designated Series Aconvertible preferred stock, 2,000,000 shares have been designated Series B convertible preferred stock and 20,000 shares have been designated Series C convertible preferred stock.

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders and holders of Class A common stock are entitled to 100 votes per share. Except as otherwise provided by law, the holders of shares of common stock vote as one class.

Except for the voting rights for Class A common stock, each share of common stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all our other shares of common stock.

Shares of Class A common stock convert to shares of common stock in certain circumstances, including (i) upon sale or other transfer, (ii) at the time the holder of shares of Class A common stock ceases to be affiliated with our company, and (iii) upon the sale of the shares in a registered public offering.

Preferred Stock

Exobox is authorized to issue 4,520,000 shares of preferred stock in one or more series.

Series A Convertible Preferred Stock. Exobox designated 2,500,000 shares as “Series A convertible preferred stock." The shares of the Series A preferred stock rank prior to the common stock, and prior to any class or series of capital stock now outstanding or hereafter created. No dividends shall be payable to the holder of shares of Series A preferred stock, except dividends in liquidation. Each share of Series A preferred stock has the number of votes equal to the number authorized by the shares of Class A common stock into which such share of Series A preferred stock is then convertible. Except as otherwise required by law, the holders of shares of common stock and Series A preferred stock shall vote together and not as separate classes.

Series A preferred stock is convertible 12 months after issue into common stock. The shares of Series A preferred, along with the shares of Series B preferred, are convertible into 92% of the total outstanding common before the issuance of any shares of Series C preferred stock. The Series A preferred votes on an as converted basis.

Series B Preferred Stock. Exobox has designated 1,500,000 shares as Series B convertible preferred stock. The shares of the Series B preferred stock rank prior to the common stock; and prior to any class or series of capital stock now outstanding or hereafter created. No dividends shall be payable to the holder of shares of Series B preferred stock, except dividends in liquidation. Each share of outstanding Series B preferred stock has the number of votes equal to the number of shares of common stock into which such share of Series B preferred stock is then convertible. Except as otherwise required by law or by the Articles, the holders of shares of common stock and Series B preferred stock shall vote together and not as separate classes.

Series B preferred stock is convertible 12 months after issue into common stock. The shares of Series B preferred, along with the shares of Series A preferred, are convertible into 92% of the total outstanding common before the issuance of any shares of Series C preferred stock. The Series B preferred votes on an as converted basis.

Series C Preferred Stock. Exobox has designated 20,000 shares as Series C convertible preferred stock each in the face amount of $25. No dividends shall be payable to the holders of shares of Series C preferred stock.

The Shares of Series C preferred stock are collectively convertible into five (5%) percent of the total number of outstanding shares of all classes of common stock immediately after conversion of all outstanding shares of Series A, Series B, and Series C preferred stock.

Private Placement

During October and November 2005, Exobox issued 50 units comprised of convertible preferred stock and warrants to investors in a private placement totaling $1,000,000. As of October 31, 2005 cash proceeds totaled $980,000. Each unit was issued for $20,000 and was comprised of 2,202.985824 shares of Series B convertible preferred stock and one redeemable common stock purchase warrant.

Each preferred share is convertible at any time into 90.785877 shares of common stock. Each warrant may be exercised to purchase 90,000 shares of common stock at an exercise price of $0.20 per share. The warrants are detachable and exercisable at any time on or after October 31, 2006 through October 31, 2010. During November 2005, the final unit was issued for $20,000.

Securities Purchase Agreement

On September 20, 2005, Exobox entered into a securities purchase agreement with a third party to issue 20,000 shares of Series C preferred stock at the $25 face amount. The preferred shares will be issued in conjunction with the achievement of certain milestones reached in the development of the proprietary security software and with the passage of time after those milestones have been achieved.

The first milestone will be reached 20 days after OSR Open Systems Resources, Inc., a third party vendor, commences on a draft of Exobox's Software Requirements Document which will be Exobox's software development plan for our first generation of products. On that day, Exobox will issue 4,000 Series C preferred shares in exchange for $100,000.

The second milestone will be the later of: (i) 45 days after the first milestone was achieved, or (ii) completion and delivery to Exobox by OSR of the SRD. On that day, Exobox will issue 4,000 Series C preferred shares in exchange for $100,000.

45 days after the second milestone has been achieved, Exobox will issue 6,000 Series C preferred shares in exchange for $150,000.

45 days after the third milestone has been achieved, Exobox will issue 6,000 Series C preferred shares in exchange for $150,000.

Stock Option, Stock Warrant and Stock Award Plan

On September 15, 2005, Exobox adopted a stock option, stock warrant and stock award plan for officers, directors, consultants and key employees of Exobox. Exobox will reserve 1,630,125 shares of common stock, warrants, options, preferred stock or any combination thereof for the plan.

NOTE 8 - SUBSEQUENT EVENT - Convertible Promissory Note

On September 14, 2006, Exobox received $100,000 cash from a Preferred Shareholder in exchange for a 10% Convertible Promissory Note for $100,000 due on January 1, 2007. In the event all principal and interest is not repaid in full on or before the maturity date, the holder has an option at the earlier of the maturity date or the date of payment of the default amount to convert the note into 4,000 shares of Series C Convertible Preferred Stock. This convertible promissory note will be subject to derivative analysis during Quarter 1 of fiscal year 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
ITEM 8A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Specifically, in connection with the review of our quarterly financial statements, our independent auditor identified weaknesses in our disclosure controls related to valuing and accounting for share based payments. We plan to remediate this deficiency in disclosure controls by increasing the supervision and training of accounting employees.

There has been no change in our internal control over financial reporting during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B OTHER INFORMATION
There is no information required to be disclosed in a report Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported on a Form 8-K.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of July 31, 2006 are shown in the following table. Biographical information for each is set forth following the table. Each Director serves until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

Name	Age	Position
Robert B. Dillon	57	President, Chief Executive Officer and Chairman of the Board
Scott Copeland	40	Vice President of Operations and Director
Reginald Goodman	33	Manager of Information Systems
Michael Wittenburg	57	Vice President of Marketing, Secretary, Treasurer and Director
Marc Pernia	38	Chief Product Development Administrator and Director
Michael G. Wirtz	46	Vice President-Chief Financial Officer
Richard A. Evans, M.D.	62	Director

Robert B. Dillon, a 1971 graduate of the University of Texas and a 1974 graduate of the University of Texas School of Law, is a practicing attorney and seasoned executive with thirty (30) years of litigation and transactional experience.

Scott Copeland, a co-founder of Exobox and co-inventor of its technology, is an expert programmer with world-wide experience in internet security gained during his employment with Compaq, Gateway, Matrix and Axis Host.

Reginald Goodman is a founding member of Exobox and co-inventor of the Company’s SOS technology and S.U.E.Z technology. Mr. Goodman is an experienced programmer, especially knowledgeable in the tools and techniques of computer hacking. Mr. Goodman has been instrumental in identifying the security problems and developing the solutions to the problems addressed by the SOS technology. Mr. Goodman achieved his A+ certification at TechSkills in Houston, Texas in 2002 and has programmed and designed 5 websites over the last 4 years, including Exoboxtech.com. He has helped develop and implement the prototype version of the SOS technology and successfully demonstrate its operation to the U.S. Department of Commerce and the National Institute of Standards & Technology. Mr. Goodman runs a test bed version of the SOS technology for the company which over the past year has yet to be compromised by malicious code.

Michael Wittenburg earned a B.A. from the Warburg College and management training at the University of Iowa and Harvard University. He is an experienced and successful marketing and management professional with over 20 years of responsibility for marketing products internationally for such companies as Dornier Medical, a subsidiary of Daimler Benz A.G., Stuttgart, Germany; Edap Technomed Inc., Lyon France and PET (Positron Emission Tomography) Scans of America.

Marc Pernia is a Senior Unix Systems Administrator with an A.S. degree in Computer Science from Foothill College in 1994 and Computer Science studies at Stanford University, has extensive computer systems program development and administrative experience in the industry over the last 10 years for such Silicon Valley entities as Electronic Arts, Mind Source, the SETI Institute and the NASA Ames Research Center, as well as considerable experience in the configuration and maintenance of such software applications as Veritas, Weblogic, Netscape, iPlanet, Marimba, LDAP and *SQL, Tomcat, Apache and WebX.

Michael G. Wirtz is a 1984 MBA graduate of Texas Tech University who also earned a B.S. degree in Accounting from the University of Mary. He is a financial professional with experience as a corporate comptroller for a group of marine companies and previously managed another public corporation.

Richard A. Evans, M.D. received his Bachelor of Arts degree from Rice University in Houston, and his Doctor of Medicine and Master of Science (physiology and immunology) degrees from Tulane University School of Medicine in New Orleans. He pursued specialty training in general surgery at the University of California, School of Medicine, San Francisco and at Stanford University School of Medicine in Palo Alto. Dr. Evans completed his general surgery training at St. Joseph Hospital in Houston. This included training at the University of Texas M. D. Anderson Cancer Center and a one year fellowship in surgical oncology working under world renowned cancer specialist, Dr. John S. Stehlin, Jr. Dr. Evans maintains a private practice in oncology and alternative medicine in Houston, Texas. He founded the Texas Cancer Center, a 501(c)(3) nonprofit organization in 1998.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Audit Committee is comprised of Mr. Dillon (Chairman of the Audit Committee) and Mr. Wittenburg. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background.

Compliance with Section 16(A) of The Exchange Act

All of our officers, directors and beneficial owners were in compliance with Section 16(A) during fiscal year 2006.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During 2005 and 2006 there was one formal meeting of the Board of Directors. All current directors attended this meeting. During the fiscal year there were numerous management meetings with various configurations of Board Members present.

Compensation of Management

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Until October of 2005, there has been no compensation awarded to, earned by or paid to any executive officer. Since October 12, 2005, the Company has had six (6) employees. The Company has a compensatory plan in effect for stock options.

SUMMARY COMPENSATION TABLE

				Securities
Name Principal Position	Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Robert B. Dillon	Qtr ended 7/31/06	$20,250	-	-	-	-
Chairman, CEO, Pres. & Director	Year ended 7/31/06	$62,250	$10,000	-	-	-
	Year ended 7/31/05	-	-	-	-	-

Scott Copeland	Qtr ended 10/31/05	$19,857	-	-	-	-
Vice President-Operations & Director	Year ended 7/31/06	$61,857	$10,000	-	-	-
	Year ended 7/31/05	-	-	-	-	-

Michael C. Wittenburg	Qtr ended 10/31/05	$20,250	-	-	-	-
Vice President-Marketing & Director	Year ended 7/31/06	$62,250	$10,000	-	-	-
	Year ended 7/31/05	-	-	-	-	-

Marcos Pernia	Qtr ended 10/31/05	$26,923	$10,000	-	-	-
Admin. & Director	Year ended 7/31/05	-	-	-	-	-

Michael G. Wirtz	Qtr ended 10/31/05	$12,750	-	-	-	-
Vice Pres. & CFO	Year ended 7/31/06	$37,250	$10,000	-	-	-
	Year ended 7/31/05	-	-	-	-	-

The Company did not grant compensation in the form of stock options to the chief executive officer or the other executive officers listed within the Summary Compensation Table during fiscal year ended July 31, 2006. The Company has no outstanding exercised or unexercised stock options granted for compensation to any executive officer and as such has no aggregated option exercises in the last fiscal year or fiscal year end stock option value to report related to compensation. The Company did not provide compensation awards under any long-term incentive plan in fiscal year ended July 31, 2006.

Director Compensation

Directors do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or any board committee or otherwise incurred in their capacities as directors.

CODE OF ETHICS

The Company has not adopted a Code of Ethics as defined in Item 406 of Regulation S-B. We have not adopted such a Code for the following reasons:
1.	The management of the Company is limited to six (6) persons;

2.	All of the management team have now been associated with the Company for several years and have become familiar with the requirements applicable to them;

3.	The management of the Company is so small and in such regular communication that the conduct of any one member of management is apparent to all; and

4.
The Company has centralized the collection and disclosure of material information and the control of public communications to persons familiar with the applicable requirements and having direct professional access in the event of perceived problems.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2006, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on October 15, 2006, there were 10,917,500 shares issued and outstanding of record, as well as 351,382,500 shares issuable in the event of the conversion of the Class A, B and C Preferred Stock and Warrants outstanding. The Company has 10,917,500 shares of common stock issued and outstanding as of the date hereof. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

▪	each person who is known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock;
▪	each of its directors;
▪	each of its named executive officers; and
▪	all of its directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Record Owner	Number and Class of Stock Owned	% of Common(2)
Scott R. Copeland	887,131 Series A Pref.(1)	22.23%
6303 Beverly Hill, Suite 210
Houston, Texas 77057

Reginald Goodman	851,992 Series A Pref.(5)	21.35%
6303 Beverly Hill, Suite 210
Houston, Texas 77057

Sherman Pernia	232,120 Series A Pref.(5)	5.82%
6303 Beverly Hill, Suite 210
Houston, Texas 77057

Marc Pernia	253,034 Series B Pref.(3)(5)	6.34%
6303 Beverly Hill, Suite 210
Houston, Texas 77057

Michael C. Wittenburg	210,836 Series A Pref.	5.28%
6303 Beverly Hill, Suite 210
Houston, Texas 77057

First Brampton Corporation(4)	210,836 Series A Pref.	5.28%
6303 Beverly Hill, Suite 210
Houston, Texas 77057

Michael G. Wirtz	24,319 Series B Pref	0.61%
6303 Beverly Hill, suite 210
Houston, Texas 77057

Richard A. Evans	84,187 Series B Pref.	2.11%
1709 Haver
Houston, Texas 77006

Directors & Officers	228,992,395 Common	63.21%
as a Group as converted to Common
(1)
Series A Preferred is convertible 12 months after issue into Class A Common. The shares of Series A Preferred, along with the shares of Series B Preferred, are convertible into 97% of the total outstanding common before the issuance of any shares of Series C Preferred and before the issuance of any additional Series B Preferred. The Series A Preferred votes on an as converted basis. The Class A Common is entitled to 100 votes per share.

(2)	Based upon 2,392,915 Series A Preferred, 1,231,060 Series B Preferred outstanding and 362,300,000 common shares and assuming a 90.785877 conversion ratio which could change.
(3)
Series B Preferred is convertible 12 months after issue into Common that, along with the Class A Common, equals 97% of the total outstanding common stock before the issuance of any shares of Series C Preferred and before the issuance of any additional Series A or Series B Preferred. The Series B Preferred votes on an as converted basis.

(4)
Robert B. Dillon has dispositive authority over the securities owned by First Brampton Corp. and disclaims any beneficial interest. First Brampton Corp. is 100% owned by Robert B. Dillon 2005 Trust. Its Delaware Agent for Service is IncPlan (USA), Trolley Square, Suite 26C, Wilmington, DE 19806, (302) 428-1200.

(5)
Since Mr. Goodman and Dr. Sherman Pernia are no longer members of the Board of Directors, they lose their special voting rights pertaining to the Series A Preferred, even though their shares are still Series A preferred. Their common stock, after conversion will vote as regular Common Stock. Marc Pernia’s Series B Preferred shares do not change to Series A Preferred shares even though he is a director, since he was not an original director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert B. Dillon has dispositive authority over the securities owned by First Brampton Corp. and disclaims any beneficial interest. First Brampton Corp. is 100% owned by Robert B. Dillon 2005 Trust. Its Delaware Agent for Service is IncPlan (USA), Trolley Square, Suite 26C, Wilmington, DE 19806, (302) 428-1200.

Dr. Sherman Pernia and Marc Pernia are father and son.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

        No.  Description of Exhibit

31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

There were 5 reports on Form 8-K filed in the period from August 1, 2005 through July 31, 2006:

Date	Items	Description
August 29, 2006	3.02	Unregistered Sale of Securities
June 9, 2006	3.02	Unregistered Sale of Securities
May 19, 2006	3.02	Unregistered Sale of Securities
March 10, 2006	8.01	Threatened Litigation Released
March 6, 2006	5.02	Appointment of Director
March 3, 2006	8.01	Threatened Litigation

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2005 and 2006 the Company’s principal accountants have been and remain Malone & Bailey, PC. They have been the company’s principal accountant since the Company’s triangular merger in September, 2005.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB filings were: 2006 — $31,999 and 2005 $10,822.

TAX FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for tax related items were: 2006 — $0 and 2004 - $0. No services have been provided to date under this caption. The Company will retain its principal accountants to prepare its annual tax return for the year ending July 31, 2006.

ALL OTHER FEES

No other fees were billed in either 2006 or 2005 by the Company’s principal accountants.

EXOBOX TECHNOLOGIES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

EXOBOX TECHNOLOGIES CORP.

/s/ Robert B. Dillon	/s/ Michael G. Wirtz

Name Robert B. Dillon Title Chief Executive Officer More Title (Principal Executive Officer)	Name Michael G. Wirtz Title Chief Financial Officer More Title (Principal Financial and Accounting Officer)

Dated: November 2, 2006