Form 10QSB
period 2006-10-31
Exobox Technologies Corp.
filed 2006-12-21
CIK 1335002

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Outstanding as of Common stock, par value December 14, 2006 $.001 per share 34,134,197

EXOBOX TECHNOLOGIES CORP.
FORM 10-QSB FOR THE QUARTER ENDED October 31, 2006

INDEX

PAGE
PART I. FINANCIAL INFORMATION

NOTE: THESE FINANCIAL STATEMENTS WERE NOT REVIEWED BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Item 1. Financial Statements

Balance Sheets as of October 31, 2006 and July 31, 2006 (Unaudited) .	3

Statements of Expenses for the three months ended October 31, 2006 and 2005 and for the period from Inception to October 31, 2006 (Unaudited) .	4

Statements of Cash Flows for the three months ended October 31, 2006 and 2005 and for the period from Inception to October 31, 2006 (Unaudited)	5

Notes to the Unaudited Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...	8

Item 3. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 3. Defaults Upon Senior Securities	10

Item 6. Exhibits and Reports on Form 8-K	10

Signatures	11-15

EXOBOX TECHNOLOGIES CORP.
(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	October 31, 2006	July 31, 2006
ASSETS
Cash	$ 493	$117,719

Property and equipment, net	16,776	18,314
Other Assets:
Patents	67,233	67,233
Intangibles, net	5,180	5,810
TOTAL ASSETS	$ 89,682	$209,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$103,780	$83,453
Convertible Note Payable	6,407	-
Derivative Liability	1,634,187	-
Total current liabilities	1,744,374	83,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 2,392,915 shares issued and outstanding at October 31, 2006	2,393	2,393

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 1,120,910 shares issued and outstanding at October 31, 2006	1,121	1,231

Series C convertible preferred stock, $0.001 par, 25,000 shares authorized, 20,000 shares issued and outstanding at October 31, 2006	20	20

Series D convertible preferred stock, $0.001 par, 110,150 shares authorized, 110,150 shares issued and outstanding at October 31, 2006	110	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 10,917,500 and 5,000,000 shares issued and outstanding at October 31, 2006 and July 31, 2006	10,918	10,918

Additional paid-in capital	2,621,933	2,621,933

Deficit accumulated during the development stage	(4,291,187)	(2,510,872)
Total stockholders' equity (deficit)	(1,654,692)	125,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 89,682	$209,076

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

	3 Months Ended October 31, 2006	3 Months Ended October 31,2005	Inception to October 31,2006

Other General & Administrative	$ 92,270	$164,090	$ 406,073
Depreciation and amortization	2,138	-	7,140
Professional Fees	44,636	-	1,083,687
Payroll Expenses	101,729	-	520,337
Software development expense	243	-	446,393
Research and Development	-	-	288,259
Loss on derivatives	1,539,298	-	1,539,298

Net Loss	$(1,780,314)	$(164,090)	$(4,291,187)

Basic and diluted
Net net loss per common share	$ (0.16)	$ (0.02)	$ (0.39)

Weighted average share outstanding	10,917,500	7,933,750	10,895,074

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended October 31, 2006	3 Months Ended October 31, 2005	Inception to October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Net Loss	$(1,780,314)	$(164,090)	$(4,291,187)
Share-based compensation	-	-	750,000
Warrant issued for consulting services	-	-	12,495
Depreciation and amortization expense	2,167	-	7,140
Loss on derivative	1,634,187	-	1,634,187
Accretion of debt discount	(93,593)	-	(93,593)
Change in:
Increase in prepaid assets	-	(75,000)	-
Increase in accounts payable	20,326	-	103,780
Increase in accounts payable	-	-	-
to stockholders	-	(3,162)	7,178
Increase in accrued expenses	-	513	-

NET CASH USED IN OPERATING ACTIVITIES	(217,227)	(241,739)	(1,870,000)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	(12,500)	(67,233)
Investment in intangible assets	-	(2,333)	(7,700)
Purchases of property and equipment	-	(3,961)	(21,397)

NET CASH USED IN INVESTING ACTIVITIES	-	(18,794)	(96,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	980,000	1,874,000
Advances from stockholder	-	-	6,450
Repayment of advances from Stockholders	-	(2,950)	(13,628)
Convertible Note Payable	100,000	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	977,050	1,966,822

NET CHANGE IN CASH	(117,227)	716,517	492

Cash balance, beginning	117,719	54	-
Cash balance, ending	$ 492	$ 716,571	$ 492

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 1,761	$ -	$ 1,881
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Exobox Technologies Corp. (formerly known as Exobox Technologies LLC), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Exobox Technologies Corp.’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form 10-K have been omitted.

Exobox's fiscal year ends July 31.

These financial statements were not reviewed by our independent registered public accountants.

NOTE 2 - GOING CONCERN

From Inception to October 31,, 2006, Exobox has accumulated losses of $4,291,187. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern. The financial statements do not reflect changes to the carrying value of assets and liabilities which may occur resulting from Exobox’s inability to continue as a going concern.

NOTE 3 - STOCKHOLDERS’ EQUITY

On October 11, 2006, the registrant amended the designation of its Class A Common Stock, Series A Convertible Preferred Stock; Series B Convertible Preferred Stock and Series C Preferred Stock. In addition, the registrant designated a new series of preferred stock as Series D Convertible Preferred Stock. Immediately after its designation, 110,150 newly designated shares of Series D Convertible Preferred Stock were exchanged for the same number of outstanding shares of Series B Convertible Preferred Stock.

The material terms of the new designation and amended designation are as follows:

Calculation of Conversion Percentage applicable to all Series of Preferred Stock.

(i) The percent amount allocated to all preferred shares (“Total Preferred Percentage Amount”) is equal to: (A) the sum of the total percentage amount allocated to each and every series of any class or series of preferred stock outstanding from time to time and at any time, (B) divided by 100.

(ii) The fully converted amount is equal to (A) the total number of outstanding shares of common stock of any class or series, (B) divided by 1 (one) minus the Total Preferred Percentage Amount.

Class A Common Stock. There shall be a class of Common Stock designated as “Class A Common Stock” and the number of shares constituting such series shall be an amount sufficient to be issued upon conversion of all issued and outstanding shares of Series A Convertible Preferred Stock. The holders of Class A Common Stock and the holders of undesignated Common Stock shall have the respective rights and preferences set forth in Article V of the Articles of Incorporation.

Series A Convertible Preferred Stock. There shall be a series of Preferred Stock designated as “Series A Convertible Preferred Stock,” and the number of shares constituting such series shall be 2,392,915. Such series is referred to herein as the “Series A Preferred Stock.”

(6) Conversion Provisions.

(a) Conversion at Option of the Holders. Shares of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time on or after twelve (12) months from and after the Closing Date, as defined in Paragraph H(2)(b) of Article V of the Articles of Incorporation, into fully paid and nonassessable shares of Class A Common Stock and such other securities and property as hereinafter provided. All such shares are convertible at the Conversion Percentage and each share is convertible at the Share Conversion Percentage as defined in Paragraph F(9) of Article V of the Articles of Incorporation.

(9) Certain Definitions. As used in these Articles, the following terms shall have the following respective meanings:

“Conversion Percentage” shall mean 59.94252075% of the Fully Converted Amount. Therefore, if all shares of the Series A Preferred Stock are issued, all such shares are collectively convertible into 59.94252075% of the Fully Converted Amount.

“Share Conversion Percentage” shall mean 0.00002505% of the Fully Converted Amount. Therefore, each share of Series A Preferred Stock is convertible into 0.00002505% of the Fully Converted Amount.

Series B Preferred Stock. There shall be a series of Preferred Stock designated as “Series B Convertible Preferred Stock,” and the number of shares constituting such series shall be 1,120,910. Such series is referred to herein as the “Series B Preferred Stock.”

(6) Conversion Provisions.

(a) Conversion at Option of the Holders. Each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof, at any time on or after twelve (12) months from and after the Closing Date, as defined in Paragraph H(2)(b) of Article V of the Articles of Incorporation. All such shares are convertible at the Conversion Percentage and each share is convertible at the Share Conversion Percentage as defined in Paragraph G(9) of Article V of the Articles of Incorporation.

(9) Certain Definitions. As used in these Articles, the following terms shall have the following respective meanings:

“Conversion Percentage” shall mean 28.0787955% of the Fully Converted Amount. Therefore, if all shares of the Series B Preferred Stock are issued, all such shares are collectively convertible into 28.0787955% of the Fully Converted Amount.

“Share Conversion Percentage” shall mean 0.00002505% of the Fully Converted Amount. Therefore, each share of Series B Preferred Stock is convertible into 0.00002505% of the Fully Converted Amount.

Series C Preferred Stock. There shall be a series of Preferred Stock designated as “Series C Convertible Preferred Stock,” and the number of shares constituting such series shall be 25,000. Such series is referred to herein as the “Series C Preferred Stock.”

(6) Conversion Provisions.

(a) Conversion at Option of the Holders. Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof, at any time on or after twelve (12) months from and after the Closing Date, as defined in Paragraph H(2)(b) of Article V of the Articles of Incorporation. All such shares are convertible at the Conversion Percentage and each share is convertible at the Share Conversion Percentage as defined in Paragraph H(9) of Article V of the Articles of Incorporation.

(9) Certain Definitions. As used in these Articles, the following terms shall have the following respective meanings:

“Conversion Percentage” shall mean 6.25% of the Fully Converted Amount. Therefore, if all shares of the Series C Preferred Stock are issued, all such shares are collectively convertible into 6.25% of the Fully Converted Amount.

“Share Conversion Percentage” shall mean 0.00025% of the Fully Converted Amount. Therefore, each share of Series C Preferred Stock is convertible into 0.00025% of the Fully Converted Amount.

Series D Preferred Stock. There shall be a series of Preferred Stock designated as “Series D Convertible Preferred Stock,” and the number of shares constituting such series shall be 110,150. Such series is referred to herein as the “Series D Preferred Stock.”

(6) Conversion Provisions.

(a) Conversion at Option of the Holders. Each share of Series D Preferred Stock shall be convertible, at the option of the holder thereof, at any time on or after twelve (12) months from and after the Closing Date, as defined in Paragraph H(2)(b) of Article V of the Articles of Incorporation. All such shares are convertible at the Conversion Percentage and each share is convertible at the Share Conversion Percentage as defined in Paragraph I(9) of Article V of the Articles of Incorporation.

(9) Certain Definitions. As used in these Articles, the following terms shall have the following respective meanings:

“Conversion Percentage” shall mean 4.000648% of the Fully Converted Amount. If all shares of the Series D Preferred Stock are issued, all such shares are collectively convertible into 4.000648% of the Fully Converted Amount.

“Share Conversion Percentage” shall mean 0.00003632% of the Fully Converted Amount. Therefore, each share of Series D Preferred Stock is convertible into 0.00003632% of the Fully Converted Amount.

NOTE 4- CONVERTIBLE PROMISSORY NOTE

In September 14, 2006, Exobox received $100,000 cash from a preferred shareholder in exchange for a 10% $100,000 convertible promissory note due in January 1, 2007. The note is convertible into 4,000 convertible preferred shares at the option of the holder at $25 per share. Each share of convertible preferred stock is convertible into .00025% of the outstanding common stock at the conversion date.

NOTE 5- DERIVATIVE

We use the Cox-Ross-Rubinstein binomial option pricing model to value the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 4 related to embedded derivative instruments that have been bifurcated from our notes payable to Manillo Investments Ltd.

In valuing the embedded conversion option component of the bifurcated embedded derivative instruments, at the time it was issued and at October 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the repayment date of the convertible debt instrument. The conversion option can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the note has been estimated at 75%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 4.95% to 5.08%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

At October 31, 2006, the following derivative liabilities related to embedded derivative instruments were outstanding:

Issue Date	Due Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value - October 31, 2006
09-14-2006	01-1-2007	$100,000 term loan	$0.03	$1,030,896	$1,634,187

NOTE 6- SUBSEQUENT EVENTS

On November 30, 2006, Pernia converted series B preferred stock of 255,036 shares to 23,216,697 common stock shares.

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

RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the three months ended October 31, 2006. The Company has incurred $288,259 in research and development expenses since inception.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). The Company's G&A expenses for the three months ended October 31, 2005 and 2006 decreased from $164,090 to $92,270 respectively. The decrease was primarily due to reclassification of costs incurred for development of the Company's proprietary software, professional fees for the Company's patents and management salaries. Company expenses for the three months ended October 31, 2005 and 2006 increased from $164,090 to $241,016. This increase was primarily due increased activity related to the development of the company’s software and capital acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2006, the Company had a working capital deficit of ($1,743,881). As of July 31, 2006, the Company’s working capital was $34,266. During the period from July 31, 2006 through October 31, 2006, the Company's working capital decreased by $1,709,615. This decrease in working capital was the result of incurring company expenses, raising no additional capital during and having no income during the period.

The Company will require additional capital to support the development stage activities of the development of its proprietary software. There can be no assurance that any required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last twelve months by the $1,000,000 equity raised from its private placement and a $500,000 unregistered sale of its securities.

CRITICAL ACCOUNTING POLICIES

The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned are recorded as deferred revenue.

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that (a)the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Specifically, in connection with the review of our quarterly financial statements, our independent auditor identified weaknesses in our disclosure controls related to valuing and accounting for share based payments. The Company plans to remediate this deficiency in disclosure controls by increasing the supervision and training of accounting employees.

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

EXOBOX TECHNOLOGIES CORP.

Dated: December 20, 2006	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: December 20, 2006	By: /s/ /s/ Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)