Form 10QSB
period 2007-01-31
Exobox Technologies Corp.
filed 2007-03-26
CIK 1335002

  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Outstanding Common stock, par value $0.001 per share as of March 13, 2007: 44,214,063 Shares

EXOBOX TECHNOLOGIES CORP.
FORM 10-QSB FOR THE QUARTER ENDED January 31, 2007

INDEX
PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited) as of January 31, 2007 and July 31, 2006.	3

Statements of Expenses (Unaudited) for the three and six months ended January 31, 2007 and 2006 and for the period from Inception to January 31, 2007.	4

Statements of Cash Flows (Unaudited) for the six months ended January 31, 2007 and 2006 and for the period from Inception to January 31, 2007.	5

Notes to the Unaudited Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 3. Defaults Upon Senior Securities	10

Item 6. Exhibits and Reports on Form 8-K	10

Signatures	11-15

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)
	January 31, 2007	July 31, 2006
ASSETS
Cash	$ 86	$117,719

Property and equipment, net	15,240	18,314

Patents	67,233	67,233
Intangibles, net	4,550	5,810
TOTAL ASSETS	$ 87,109	$209,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$162,565	$83,453
Accounts Payable-Stockholder	322	-
Accrued Liabilities	4,298	-
Advances from Stockholder	24,400	-
Convertible Note Payable	105,000	-
Derivative Liability	1,573,559	-
Total current liabilities	1,870,144	83,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 2,389,915 shares issued and outstanding at January 31, 2007 and 2,392,915 shares issued and outstanding at July 31, 2006	2,390	2,393
Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 860,940 shares issued and outstanding at January 31, 2007 and 1,231,080 shares issued and outstanding at July 31, 2006	861	1,231
Series C convertible preferred stock, $0.001 par, 25,000 shares authorized, 20,000 shares issued and outstanding at January 31, 2007 and July 31, 2006	20	20
Series D convertible preferred stock, $0.001 par, 110,150 shares authorized, 110,150 shares issued and outstanding at January 31, 2007	110	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 35,067,903 shares issued and outstanding at January 31, 2007 and 10,917,500 shares issued and outstanding at July 31, 2006	35,068	10,918
Additional paid-in capital	2,598,046	2,621,933
Deficit accumulated during the development stage	(4,419,530)	(2,510,872)
Total stockholders' equity (deficit)	(1,783,035)	125,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 87,109	$209,076

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

	3 Months Ended		6 Months Ended		Inception to January 31,2007
	January 31, 2007	January 31,2006	January 31, 2007	January 31, 2006

Other General & Administrative	$27,676	$42,673	$119,916	$165,966	$433,749
Depreciation and amortization	2,168	839	4,336	839	9,308
Professional Fees	51,186	787,147	95,822	803,969	1,134,873
Payroll Expenses	5,050	99,847	106,779	198,822	525,387
Software development expense	-	-	243	-	446,393
Research and Development	-	-	-	-	288,259
Loss on derivatives	42,263	-	1,581,561	-	1,581,561

Net Loss	$(128,343)	$(930,506)	$(1,908,657)	$(1,169,596)	$(4,419,530)

Basic and diluted
Net loss per common share	$(0.01)	$(0.02)	$(0.10)	$(0.04)

Weighted average shares outstanding	26,911,277	10,867,500	18,917,389	10,867,500

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended January 31, 2007	6 Months Ended January 31, 2006	Inception to January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($1,908,657)	($1,169,596)	($4,419,530)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Share-based compensation	-	750,000	750,000
Warrant issued for consulting services	-	-	12,495
Depreciation and Amortization	4,336	-	9,307
Loss on Derivative	1,581,561	-	1,581,561
Increase in Accounts Payable	79,109	1,558	162,565
Increase in accrued expenses	1,296	19,491	1,296
Increase/(decrease) in accounts payables
to stockholders	322	(3,163)	7,500
NET CASH USED IN OPERATING ACTIVITIES	(242,033)	(401,710)	(1,894,806)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in Patents	-	(13,200)	(67,233)
Investment in intangible assets	-	(7,700)	(7,700)
Investment in property and equipment	-	(3,958)	(21,397)
NET CASH USED IN INVESTING ACTIVITIES	-	(24,858)	(96,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	1,000,000	1,874,000
Advances from stockholder	24,400	-	30,850
Repayment of advances from Stockholders	-	(2,950)	(13,628)
Convertible Note	100,000	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	124,400	997,050	1,991,222

NET CHANGE IN CASH AND CASH EQUIVALENTS	(117,633)	570,482	86
Cash and cash equivalents at beginning of period	117,719	54	0
Cash and cash equivalents at end of period	$86	$570,536	$86

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,801	$-	$2,921
Cash paid for income taxes	-	-	-
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

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the form 10-KSB have been omitted.

Exobox's fiscal year ends July 31.

NOTE 2 - GOING CONCERN

From Inception to January 31, 2007, Exobox has accumulated losses of $4,419,530. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern. The financial statements do not reflect changes to the carrying value of assets and liabilities which may occur resulting from Exobox’s inability to continue as a going concern.

NOTE 3- CONVERTIBLE PROMISSORY NOTE

In September 14, 2006, Exobox received $100,000 cash from a preferred shareholder in exchange for a 10% $100,000 convertible promissory note with an original maturity date of January 1, 2007. The note is convertible into 4,000 convertible preferred shares at the option of the holder at $25 per share. Each share of convertible preferred stock is convertible into .00025% of the outstanding common stock at the conversion date. Exobox obtained an extension on the payment of this note until May 31, 2007 in exchange for an extension fee of $5,000.

NOTE 4- DERIVATIVE

Exobox evaluated the application of SFAS 133 and EITF 00-19 for the notes payable to Manillo Investments Ltd (see Note 3). Based on the guidance in SFAS 133 and EITF 0-19, Exobox concluded the instrument qualified for derivative accounting.

Exobox used the Cox-Ross-Rubinstein binomial option pricing model to value the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the embedded conversion option component of the bifurcated embedded derivative instruments, at the time it was issued and at January 31, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the repayment date of the convertible debt instrument. The conversion option can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the note has been estimated at 165%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 4.75% to 5.00%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

At January 31, 2007, the following derivative liabilities related to embedded derivative instruments outstanding:

Issue Date	Due Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value - January 31, 2007
09-14-2006	05-31-2007	$105,000 term loan	$0.03	$1,031,211	$1,573,559

The derivative liability as of January 31, 2007, October 31, 2006 and July 31, 2006 and the derivative gain or loss for the three and six months ended January 31, 2007 is as follows:
	January 31, 2007	October 31, 2006	Loss (three months)
$105,000 term loan	$1,573,559	$1,634,187	$42,263	(a)

	January 31, 2007	July 31, 2006	Loss (six months)
	$1,573,559	$ -	$1,581,561	(a)

(a) The original liability was recorded out of the proceeds of the loan; therefore, the gain (loss) in the first period after issuance of the instrument is not equal to the balance sheet amount.

NOTE 5 - STOCKHOLDERS’ EQUITY

On November 30, 2006, 252,813 series B preferred stock shares were converted to 23,216,697 common stock shares. On December 22, 2006, 1,634 series B preferred stock shares were converted to 150,000 common stock shares. On January 26, 2007, 3,000 series A preferred stock shares were converted to 275,500 common stock shares. On January 29, 2007, 5,534 series B preferred stock shares were converted to 508,206 common stock shares. The Share Conversion Percentage as stated in the Articles of Incorporation was applied in the conversion of these preferred shares.

NOTE 6- SUBSEQUENT EVENTS

On February 8, 2007, 2,500 shares of Series A Convertible Preferred Stock was converted to 229,584 common stock shares, and a total of 87,840 Series B Convertible Preferred Stock was converted to 8,066,654 common stock shares. On February 26, 2007, 600 shares of Series C Convertible Preferred Stock was converted to 549,902 common stock shares, and on March 6, 2007, 3,267 Series A Convertible Preferred Stock was converted to 300,020 common stock shares. The Share Conversion Percentage as stated in the Articles of Incorporation was applied in the conversion of these preferred shares.

On February 22, 2007, Exobox signed an agreement to sell Series E Convertible Preferred Stock for up to 2.5% of the company to Manillo Investors, Ltd. for a purchase price of $2,000,000 which will be funded at $100,000 per month over a 20 month period. Exobox may cancel the agreement at any time at which point only the pro-rata portion of the Series E Stock which has been paid for to that date will be issued.

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

RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the three and six months ended January 31, 2007 and 2006. The Company incurred $288,259 in research and development expenses since inception.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). The Company's G&A expenses for the three months ended January 31, 2006 and 2007 decreased from $42,673 to $27,676, respectively. The decrease was primarily due to having lesser activity of the company’s software development. Company expenses for the three months ended January 31, 2006 and 2007 decreased from $930,506 to $128,343. The decrease was primarily due to having no consulting expense paid through the issuance of Company stock during the quarter.

LIQUIDITY AND CAPITAL RESOURCES. As of January 31, 2007, the Company had a working capital deficit of ($1,870,058). As of July 31, 2006, the Company’s working capital was $34,266. During the periods from July 31, 2006 through January 31, 2007 and October 31, 2006 through January 31, 2007, the Company's working capital decreased by $1,835,792 and $126,177. These decreases in working capital were the result of incurring company expenses, raising no additional capital during and having no income during the period.

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

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance that (a)the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

EXOBOX TECHNOLOGIES CORP.

Dated: March 26, 2007	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: March 26, 2007	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)