Form 10QSB/A
period 2006-10-31
Exobox Technologies Corp.
filed 2007-04-30
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

EXOBOX TECHNOLOGIES CORP.
FORM 10-QSB/A FOR THE QUARTER ENDED October 31, 2006

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
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	October 31, 2006	July 31, 2006
ASSETS
Cash	$ 492	$117,719

Property and equipment, net	16,777	18,314
Other Assets:
Patents	67,233	67,233
Intangibles, net	5,180	5,810
TOTAL ASSETS	$ 89,682	$209,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accounts Payable	$ 103,780	$83,453
Convertible Note Payable, net of unamortized discount of $93,593	6,407	-
Derivative Liability	1,634,187	-
Total current liabilities	1,744,374	83,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:

Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 2,392,915 shares issued and outstanding at October 31, 2006 and July 31, 2006	2,393	2,393

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 1,120,910 and 1,231,080 shares issued and outstanding at October 31, 2006 and July 31, 2006	1,121	1,231

Series C convertible preferred stock, $0.001 par, 25,000 shares authorized, 20,000 shares issued and outstanding at October 31, 2006 and July 31, 2006	20	20

Series D convertible preferred stock, $0.001 par, 110,150 shares authorized,110,150 and no shares issued and outstanding at October 31, 2006 and July 31, 2006	110	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 10,917,500
shares issued and outstanding at October 31, 2006 and July 31, 2006	10,918	10,918

Additional paid-in capital	2,621,933	2,621,933

Deficit accumulated during the development stage	(4,291,187)	(2,510,872)
Total stockholders' equity (deficit)	(1,654,692)	125,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 89,682	$ 209,076

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(FORMERLY KNOWN AS EXOBOX TECHNOLOGIES LLC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

	3 Months Ended October 31, 2006	3 Months Ended October 31, 2005	Inception to October 31, 2006

Other General & Administrative	$ 92,240	$54,294	$ 406,072
Depreciation and amortization	2,168	-	7,140
Professional Fees	44,636	10,822	1,083,688
Payroll Expenses	101,729	98,974	520,337
Software development expense	243	-	446,393
Research and Development	-	-	288,259
Loss on derivatives	1,539,298	-	1,539,298

Net Loss	$(1,780,314)	$(164,090)	$(4,291,187)

Basic and diluted
Net net loss per common share	$ (0.16)	$ (0.02)

Weighted average share outstanding	10,917,500	7,933,750

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended October 31, 2006	3 Months Ended October 31, 2005	Inception to October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Net Loss	$(1,780,314)	$(164,090)	$(4,291,187)
Share-based compensation	-	-	750,000
Warrant issued for consulting services	-	-	12,495
Depreciation and amortization expense	2,168	-	7,140
Loss on derivative	1,539,298	-	1,539,298
Change in:
Prepaid assets	-	(75,000)	-
Accounts payable	21,621	-	105,076
Accounts payable to stockholders	-	(3,162)	7,178
Accrued expenses	-	513	-

NET CASH USED IN OPERATING ACTIVITIES	(217,227)	(241,739)	(1,870,000)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	(12,500)	(67,233)
Investment in intangible assets	-	(2,333)	(7,700)
Purchases of property and equipment	-	(3,961)	(21,397)

NET CASH USED IN INVESTING ACTIVITIES	-	(18,794)	(96,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	980,000	1,874,000
Advances from stockholder	-	-	6,450
Repayment of advances from Stockholders	-	(2,950)	(13,628)
Proceeds from convertible Note Payable	100,000	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	977,050	1,966,822

NET CHANGE IN CASH	(117,227)	716,517	492

Cash balance, beginning	117,719	54	-
Cash balance, ending	$ 492	$716,571	$ 492

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 1,761	$ -	$ 1,881
Cash paid for income taxes	-	-	-

NON-CASH
Discount on Note	$ 93,593	$ -	$ 93,593
Conversion of Series B Preferred to
Series D Preferred	$ 110,000	$ -	$ 110,000

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

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the form 10-K have been omitted.

Exobox's fiscal year ends July 31.

NOTE 2 - GOING CONCERN

From Inception to October 31, 2006, Exobox has accumulated losses of $4,291,187. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern. The financial statements do not reflect changes to the carrying value of assets and liabilities which may occur resulting from Exobox’s inability to continue as a going concern.

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

(1) Conversion Provisions.

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

(2) Certain Definitions. As used in these Articles, the following terms shall have the following respective meanings:

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

(1) Conversion Provisions.

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

(2) Certain Definitions. As used in these Articles, the following terms shall have the following respective meanings:

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

(1) Conversion Provisions.

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

(2) Certain Definitions. As used in these Articles, the following terms shall have the following respective meanings:

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

(1) Conversion Provisions.

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

(2) Certain Definitions. As used in these Articles, the following terms shall have the following respective meanings:

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

NOTE 4- CONVERTIBLE PROMISSORY NOTE

In September 14, 2006, Exobox received $100,000 cash from a preferred shareholder in exchange for a 10% $100,000 convertible promissory note with an original maturity date of January 1, 2007. The note is convertible into 4,000 series C convertible preferred shares at the option of the holder at $25 per share. Each share of convertible preferred stock is convertible into .00025% of the outstanding common stock at the conversion date. Exobox obtained an extension on the payment of this note until May 31, 2007 in exchange for an extension fee of $5,000.

NOTE 5- DERIVATIVE

Exobox evaluated the application of SFAS 133 and EITF 00-19 for the notes payable to Manillo Investments Ltd (see Note 4). Based on the guidance in SFAS 133 and EITF 00-19, Exobox concluded the instrument qualified for derivative accounting.

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

At October 31, 2006, the following derivative liabilities related to embedded derivative instruments were outstanding:

Issue Date	Due Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value - October 31, 2006
09-14-2006	01-1-2007	$105,000 term loan	$0.03	$1,031,211	$1,634,187

The derivative liability as of October 31, 2006 and July 31, 2006 and the derivative loss for the three months ended October 31, 2006 is as follows:
	October 31, 2006	July 31, 2006	Loss(three months)
$105,000 term loan	$1,634,187	$ -	$1,539,298 (a)

(a) The original liability was recorded out of the proceeds of the loan; therefore, the gain (loss) in the first period after issuance of the instrument is not equal to the balance sheet amount.

NOTE 6- SUBSEQUENT EVENTS

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

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). The Company's G&A expenses for the three months ended October 31, 2005 and 2006 increased from $54,294 to $92,270 respectively. The increase was primarily due to increased activity related to the development of the company’s software. Company expenses for the three months ended October 31, 2005 and 2006 increased from $164,090 to $1,780,314. This increase was primarily due to increased activity related to the development of the company’s software, derivative loss and capital acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2006, the Company had a working capital deficit of ($1,743,882). As of July 31, 2006, the Company’s working capital was $34,266. During the period from July 31, 2006 through October 31, 2006, the Company's working capital decreased by $1,709,616. This decrease in working capital was the result of incurring company expenses, raising no additional capital during, having no income during the period and the derivative liability.

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

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that (a)the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Specifically, we were unable to obtain a timely review of our unaudited financial statements by our independent auditor causing us to file untimely. The Company plans to remediate this deficiency in disclosure controls by increasing the supervision and training of accounting employees.

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

EXOBOX TECHNOLOGIES CORP.

Dated: April 30, 2006	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2006	By: /s/ Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)