Form 10QSB
period 2007-04-30
Exobox Technologies Corp.
filed 2007-06-19
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Common stock, par value $0.001 per share as of June 15, 2007: 51,778,838

EXOBOX TECHNOLOGIES CORP.
FORM 10-QSB FOR THE QUARTER ENDED April 30, 2007

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	April 30, 2007	July 31, 2006
ASSETS
Current assets
Cash	$4,345	$117,719

Property and equipment, net	13,702	18,314
Patents	67,233	67,233
Intangibles, net	3,920	5,810
TOTAL ASSETS	$89,200	$209,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$209,779	$83,453
Accounts Payable-Stockholder	2,285	-
Accrued Liabilities	8,138	-
Advances from Stockholder	74,200	-
Convertible Note Payable	105,000	-
Derivative Liability	1,961,129	-
Total current liabilities	2,360,531	83,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 2,334,148 shares issued and outstanding at April 30, 2007 and 2,392,915 shares issued and outstanding at July 31, 2006	2,334	2,393
Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 773,100 shares issued and outstanding at April 30, 2007 and 1,231,080 shares issued and outstanding at July 31, 2006	773	1,231
Series C convertible preferred stock, $0.001 par, 25,000 shares authorized, 19,400 shares issued and outstanding at April 30, 2007 and July 31, 2006	19	20
Series D convertible preferred stock, $0.001 par, 110,150 shares authorized, 107,947 shares issued and outstanding at April 30, 2007	108	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 49,099,122 shares issued and outstanding at April 30, 2007 and 10,917,500 shares issued and outstanding at July 31, 2006	49,100	10,918
Additional paid-in capital	2,584,161	2,621,933
Deficit accumulated during the development stage	(4,907,826)	(2,510,872)
Total stockholders' equity (deficit)	(2,271,331)	125,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$89,200	$209,076

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

	3 Months Ended April 30, 2007	3 Months Ended April 30,2006	9 Months Ended April 30, 2007	9 Months Ended April 30, 2006	Inception (October 21, 2002) to April 30,2007

Other General & Administrative	$48,942	$94,809	$276,858	$184,038	$482,691
Depreciation and amortization	2,167	2,474	6,503	2,804	11,475
Professional Fees	48,119	107,017	143,941	909,720	1,182,992
Payroll Expenses	1,500	99,424	108,279	298,008	526,887
Software development expense	-	193,400	243	272,150	446,393
Research and Development	-	-	-	-	288,259
Loss on derivatives	387,570	-	1,861,129	-	1,969,129

Net Loss	$(488,298)	$(497,124)	$(2,396,953)	$(1,666,720)	$(4,907,826)

Basic and diluted
Net loss per common share	$(0.01)	$(0.05)	$(0.09)	$(0.15)

Weighted average shares outstanding	43,522,004	10,917,500	26,938,674	10,895,074

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended April 30, 2007	9 Months Ended April 30, 2006	Inception (October 21, 2002) to April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($2,396,953)	($1,666,720)	($4,907,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	750,000	750,000
Warrant issued for consulting services	-	-	12,495
Depreciation and amortization	6,503	2,804	11,475
Loss on derivative	1,961,129	-	1,961,129
Increase in accounts payable	126,325	40,877	209,779
Increase in accrued expenses	13,138	-	13,138
Increase/(decrease) in accounts payables to stockholders	2,485	-	9,664
NET CASH USED IN OPERATING ACTIVITIES	(287,373)	(873,039)	(1,940,146)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	(13,200)	(67,233)
Investment in intangible assets	-	(7,700)	(7,700)
Investment in property and equipment	-	(21,397)	(21,397)
NET CASH USED IN INVESTING ACTIVITIES	-	(42,297)	(96,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	1,100,000	1,874,000
Advances from stockholder	130,862	-	130,862
Repayment of advances from stockholders	(56,863)	(12,628)	(64,041)
Convertible note proceeds	100,000	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	173,999	1,087,372	2,040,821

NET CHANGE IN CASH AND CASH EQUIVALENTS	(113,374)	172,036	4,345
Cash and cash equivalents at beginning of period	117,719	54	-
Cash and cash equivalents at end of period	$4,345	$172,090	$4,345

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$2,921
Cash paid for income taxes	-	-	-
NON-CASH TRANSACTIONS
Conversion of Prfd shares to CS	$38,182	-	$38,182

See accompanying notes to the financial statements

Index

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

NOTE 2 - GOING CONCERN

From Inception to April 30, 2007, Exobox has accumulated losses of $4,907,826. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern. The financial statements do not reflect changes to the carrying value of assets and liabilities which may occur resulting from Exobox’s inability to continue as a going concern.

NOTE 3- CONVERTIBLE PROMISSORY NOTE

In September 14, 2006, Exobox received $100,000 cash from a preferred shareholder in exchange for a 10% $100,000 convertible promissory note with an original maturity date of January 1, 2007. The note is convertible into 4,000 convertible preferred shares at the option of the holder at $25 per share. Each share of convertible preferred stock is convertible into .00025% of the outstanding common stock at the conversion date. Exobox obtained an extension on the payment of this note until May 31, 2007 in exchange for an extension fee of $5,000. Exobox did not repay the note by May 31, 2007 and is currently in default.

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

In valuing the embedded conversion option component of the bifurcated embedded derivative instruments, at the time it was issued and at April 30, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the repayment date of the convertible debt instrument. The conversion option can be exercised by the holder at any time.

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

At April 30, 2007, the following derivative liabilities related to embedded derivative instruments outstanding:

Issue Date	Due Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value - April 30, 2007
09-14-2006	05-31-2007	$105,000 term loan	$0.03	$1,031,211	$1,961,129

Index

The derivative liability as of April 30, 2007, January 31, 2007 and July 31, 2006 and the derivative gain or loss for the three and nine months ended April 30, 2007 is as follows:

	April 30, 2007	January 31, 2007	Loss
			(three months)
$105,000 term loan	$1,961,129	$1,473,559	$387,570	(a)

	April 30, 2007	July 31, 2006	Loss
			(nine months)
	$1,961,129	$ -	$1,861,129	(a)

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

Index

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

Index

On February 8, 2007, 87,840 Series B preferred stock shares were converted to 8,066,654 common stock shares. On February 8, 2007, 2,500 Series A preferred stock shares were converted to 229,584 common stock shares. On February 26, 2007, 600 Series C preferred stock shares were converted to 549,902 common stock shares. On March 6, 2007, 3,267 Series A preferred stock shares were converted to 300,020 Class A common stock shares. On April 25, 2007, 2,203 Series D preferred stock shares were converted to 293,329 common stock shares. On April 27, 2007, 50,000 Series A preferred stock shares were converted to 4,591,674 common stock shares. The Share Conversion Percentage as stated in the Articles of Incorporation was applied in the conversion of these preferred shares.

NOTE 6- SUBSEQUENT EVENTS

Due to preferable alternatives, on May 7, 2007, Exobox exercised its option to cancel its agreement with Manillo Investors, Ltd. to issue shares of Series E Convertible Preferred Stock that would have been convertible into 2.5% of the common equity of Exobox for a total purchase price of $2,000,000 which was to be funded periodically over approximately a 24 month period. Exobox did not issue any of the Series E Convertible Preferred Stock contemplated in the agreement.

On May 4, 2007, 1,089 shares of Series A Preferred Stock were converted to 100,007 Class A common stock shares and on May 7, 2007, 545 shares of Series B preferred stock were converted to 50,049 common stock shares. On May 10, 2007, 5,000 shares of Series A Preferred Stock were converted to 459,168 common stock shares, on May 17, 2007, 8,113 shares of Series A Preferred Stock were converted to 745,045 Class A common stock shares, on June 1, 2007, 4,814 shares of Series A Preferred Stock were converted to 442,086 Class A common stock shares, on June 5, 2007, 2,178 shares of Series B Preferred Stock were converted to 200,013 common stock shares, on June 11, 2007, 2,203 shares of Series D Preferred Stock were converted to 293,328 common stock shares and on June 12, 2007, 3,267 shares of Series B preferred stock were converted to 300,020 common stock shares. The Share Conversion Percentage as stated in the Articles of Incorporation was applied in the conversion of these preferred shares.

On May 4, 2007, one unit holder from the October, 2006, Private Placement of 50 units, exercised the warrant for 90,000 shares of Exobox Common stock at $0.20 per share yielding $18,000 to Exobox. Each unit of the 50 units that were sold, was entitled to exercise up to 90,000 warrants by October 31, 2010. To date only one unit holder has exercised their warrant for a total of 90,000 shares.

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

Index

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

RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the three and nine months ended April 30, 2007 and 2006. The Company incurred $288,259 in research and development expenses since inception.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). The Company's G&A expenses for the three months ended April 30, 2006 and 2007 decreased from $94,809 to $48,942, respectively. The decrease was primarily due to having lesser activity of developing the company’s software. Company expenses for the three months ended April 30, 2006 and 2007 decreased from $497,124 to $488,298. The decrease was primarily due to lesser payroll expenses.

LIQUIDITY AND CAPITAL RESOURCES. As of April 30, 2007, the Company had a working capital deficit of ($2,356,186). As of July 31, 2006, the Company’s working capital was $34,266. During the periods from July 31, 2006 through April 30, 2007 and January 31, 2007 through April 30, 2007, the Company's working capital decreased by $2,390,452 and $486,128. These decreases in working capital were the result of incurring company expenses, raising no additional capital during and having no income during the period.

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

CRITICAL ACCOUNTING POLICIES

The Company currently has no critical accounting policies.

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

Index

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

Index

EXOBOX TECHNOLOGIES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

EXOBOX TECHNOLOGIES CORP.

Dated: June 19, 2007	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: June 19, 2007	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)