Form 10KSB
period 2007-07-31
Exobox Technologies Corp.
filed 2007-10-30
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2007
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
Common Stock
(Title of class)

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
State issuer’s revenues for its most recent fiscal year. $0.
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the common stock held by non-affiliates of the registrant was $41,497,291.20, based on the closing price on the over the counter Pink Sheets market on October 17, 2007.

As of October 17, 2007, 348,700,203 shares of the registrant's common stock were outstanding.

EXOBOX TECHNOLOGIES CORP.

Index

FORWARD LOOKING STATEMENTS

This Form 10K-SB contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Exobox Technologies Corp. (“Exobox,” “Company,” “our” or “we”) or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Further, this report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (The “Exchange Act”)that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company’ actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Exobox was established as a network security development company to capitalize upon the growing need in the computer market for a reliable, efficient, effective and proactive network security system capable of protecting computers from the menace of cyber threats such as trojans, worms, viruses, spy ware and identity theft. Over the last three years, we have developed two proprietary, patent-protected software technologies that we believe meets this need by providing computers such protection without affecting workflow or requiring a continuously updated database of known viruses. Our proprietary approach to network security presents a different approach from the largely “reactive” network security software currently available from others. We believe our technology offers an effective solution to stop cyber threats. Further, it eliminates the need for CRC and viral database to drive retroactive file scanning,.

History

We were originally incorporated in December 1999 in the State of Nevada and we changed our name to Exobox Technologies Corp. in September 2005. On September 15, 2005, TMI Acquisition Corp., a newly formed, wholly-owned subsidiary of Exobox Nevada, merged into Exobox Technologies Corp., a Delaware corporation, and the shareholders of Exobox Delaware received 3,513,825 shares of Exobox Nevada convertible preferred stock (2,392,915 shares of Series A convertible preferred stock and 1,120,910 shares of Series B convertible preferred stock). The majority shareholders were and are three directors, Scott Copeland, Reginald Goodman and Marc Pernia.

Index

During August, September and October 2007, all of the holders of the all of the Company’s Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock converted into shares of the Company’s common stock.  Due to the conversions the Company exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 187,062,449 shares of our common stock for2,031,986 shares of Series A Preferred Stock, (iii) 58,041,041shares of our common stock for 660,132 shares of Series B Preferred Stock and (iv) 14,013,930 shares of our common stock for 104,992 shares of Series D Preferred Stock.  Therefore, as of October 17, there are no longer any shares of Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

Effective September 10, 2007, we entered into a settlement agreement and mutual release with Manillo Investments, Ltd (“Manillo Settlement”), pursuant to which we agreed to issue Manillo Investment, Ltd a new promissory note in the principal amount of $500,000 with principal and accrued interest due in five years in exchange for Manillo Investment, Ltd. (i) cancelling a convertible note with an outstanding balance as of July 31, 2007 of $105,000, (ii) terminating the securities purchase agreement issued in connection with the convertible note, and (iii) assigning the Series C Preferred Stock owned by Manillo Investment, Ltd. to us.  Therefore as a result of the Manillo Settlement, there are no Series C Preferred Stock outstanding.

The Industry and Markets

Due to the fundamental architecture of our technology, our goal is to develop variations which will result in several different products reaching across several different markets, including, but not limited to:

•	Endpoint and network Internet security
•	Intrusion Detection and Prevention
•	Security and other Administrative Policy Enforcement
•	Disaster/Data Recovery
•	Auditing/Reporting
•	IP Tracking
•	Data and Environment Mobility
•	Software Piracy Protection

Viruses, trojans and other cyber threats cost businesses and consumers billions of dollars each year by disrupting commerce and creating havoc in our fast-paced, communications-based world. Home user computer or a computer network safety continues to be one of the most vexing problems for individuals, banks, government institutions and millions of businesses. One virus alone can wipe out several days’ worth of vital transactions or destroy costly equipment. Computer security, be it for the individual user or network, is one of the foundational elements of a computer-based world that thrives on e-commerce and online transactions.  Consider the following market statistics:

Computer/Internet User Growth
•	According to IDC, the number of computer users worldwide is estimated to be more than 650 million and growing up to 15% annually.

VPN and Security Services (1)
•	The worldwide market for VPN services is estimated to grow from $23.4 billion in 2005 to $28.6 billion in 2009.
•	The worldwide market for network security services is estimated to grow from $4.8 billion in 2005 to $8.0 billion in 2009.

Network Security Appliance and Software (2)
•	The worldwide market for VPN appliances and software is estimated to grow from $2.9 billion in 2005 to $4.8 billion in 2009.
•	The worldwide market for IDS/IPS appliances and software is estimated to grow from $.5 billion in 2005 to $1.0 billion in 2009.
•	The worldwide market for gateway and antivirus appliances and software is estimated to grow from $.2 billion in 2005 to $.83 billion in 2009.

Index

Endpoint and Network Anti-Virus Software (3)
•	The worldwide consumer market for antivirus software is estimated to grow from $2.76 billion in 2005 to $5.76 billion in 2009.
•	The worldwide enterprise market for antivirus software is estimated to grow from $2.03 billion in 2005 to $4.16 billion in 2009.
_________________________
(1)	Infonetics Research, VPN and Security Services, 2006; Company estimates.
(2)	Infonetics Research, Network Security Appliances and Software, 2005; Company estimates.
(3)	Frost & Sullivan, World Antivirus Market, 2006; Company estimates.

Business Model

Our goal is to enhance computer and network security by promoting software that eliminates the threat of viruses, trojans, worms, host system compromises (e.g. rootkits), spyware and the proliferation of identity theft, which we believe to be one of the fastest growing crimes in the U.S. We have developed a proprietary system that we believe protects computers and entire networks without interfering with performance, requiring periodic database updates or necessitating staff training.

The global market for such software is expanding rapidly as more businesses and consumers search for a proactive, effective solution to Internet viruses and other menaces that threaten to derail both the home user and computer networks.  We intend to structure our business on a business-to-business licensing model. In doing so, we plan to identify the key providers in certain industries, geographic territories and market segments – including Internet service providers, banks and financial institutions, government agencies, software makers, computer hardware manufacturers, home PC users, business PC users, educational institutions, and e-commerce companies – and license the software for use by those institutions. We believe this model will eliminate significant expenses for inventory control, distribution, end user tech support and payroll.

Proposed Products

We have developed a proprietary, patented technology we believe to be capable of providing reliable, efficient and effective endpoint computer and network security against all cyber threats such as viruses, worms, trojans, host system compromises (e.g., rootkits), spyware, and identity theft.

Currently, we do not have sufficient funding to commence product development. We believe that a minimum of $7 million is required to develop, market and test our first generation of consumer and enterprise solution and derivative products. Secure User Zone (“SUZ”) is an enterprise and home user endpoint security solution we plan to build using our patented technology for protecting, managing and auditing Windows® based computers such as workstations, desktops and laptops. A SUZ user environment will be isolated from the hosting computer system to the extent that all user interactions while in their SUZ  user environment, including process execution, inter-process communication (IPC), file system I/O (input/output), Windows® registry I/O and network I/O, are isolated from the host computer systems operating environment.  SUZ will manage all user transactions with objects local to and interfacing with the user environment.  This transaction management will allow for granular control of the visibility/accessibility of all resources and services in both the computers local namespace and across the external domain. We believe this isolation of the user environment will protect the hosting computer, as well as endpoints sharing the local network, from any user transgressions, such as maliciously caused destruction, unauthorized modification, or unauthorized disclosure of data. Management via a server/agent component will provide for centralized enterprise level configuration, administration and reporting/auditing of SUZ user environments.

From our SUZ technology platform, once we obtain the necessary capital resources, we anticipate developing the following products:

•    SUZ  IP Tracking Module, which is intended to enable companies to track documents from creation to present and allow for remediation, revocation, access control, encryption, signing and proximity controls;
•    SUZ ‘Data Stick’, which is planned to allow its user to transfer his desktop/workspace as well as all data. By plugging the Exobox Data Stick into any computer, the user causes that computer to replicate the user’s original computing environment, including clock cycles, memory, operating systems, as well as the user’s wallpaper, URL history, documents, Outlook contacts and any other unique settings the user chooses;

Index

•    SUZ Disaster Recovery Module, which is intended to allow quick and easy back up of all data and settings on all network computers by containing each user’s data and settings in a SUEZ environment unique to each user;
•    SUZ Policy Enforcement Module, which is planned to fully prevent any circumvention of administration policies by completely denying unauthorized users access to administration policy settings which permanently reside outside the unique SUZ environment; and,
•    SUZ SDK Package, which is anticipated to be a comprehensive enterprise solution utilizing our SUZ technology platform.

Based on current market estimates, we anticipate that the completion of the above-mentioned products will require a minimum of $7,000,000 in funding and likely, substantially more, as we build up other aspects of our business during the development phase.

Business Model and Growth Strategy

We intend to implement a business-to-business licensing model that identifies key providers in certain industries, geographic locations and market segments – including Internet service providers, banks and financial institutions, government agencies, software makers, computer hardware manufacturers, business pc users, educational institutions and e-commerce companies – and license the software for use by those institutions. We believe this model will differentiate us from many traditional software companies.

Furthermore, our business strategy is to license our technology on a selective and worldwide basis to OEM, computer and software development and services companies which design and implement software and network systems for end users.  Such companies include, but are not limited to IBM, Accenture, Bearingpoint, EDS, CSC Computer Sciences Corp. and Perot Systems.  OEMs may include companies such as Dell, HP, Apple, Seagate, and EMC, among many others.  To date, we have not entered into any arrangement or agreement with any of the above referenced companies.

Key elements of the business model we intend to implement include:

Target Leading Systems Companies in Multiple Large Markets. We intend to target systems companies in markets that we believe represent the greatest potential for sales of our products. We believe that by targeting these market leaders, we will place competitive pressure on other industry participants to license our core technology. We intend to actively participate with our licensees in their marketing and selling efforts to systems companies, develop applications, notes and other technical material to promote and support the SUZ technology in the marketplace, and provide technical support to licensees which have adopted our SUZ technology.

Leverage Business Model by Sharing Research and Development Efforts with Licensees. We believe that cooperative development efforts with our licensees will allow us to improve our technology and bring additional products and variations of our technology to market faster, cheaper and with broader support than would be possible if we were to attempt to develop, manufacture or sell our SUZ-based products on our own. While all the development of the fundamental technology and much of the specific process implementation will be done by us, we envision that a significant portion of the specific process implementation will be accomplished by the partner licensees.  By spreading the cost of developing add-ons to our technology among all our licensees, which we will consider to be our partners in development, we believe our business model will permit us to maintain a relatively low cost structure and devote a relatively large portion of our resources to further research and development efforts which are directly related to our fundamental technology.

Generate Revenue through a Combination of Licensing Fees and Royalties. We anticipate that in addition to gross royalties, licensees will generally pay a license fee to us. Part of these fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us.

Royalties, which are generally a percentage of the gross revenues that will be received by licensees on sales of their products based on our technology, will normally be payable by a licensee on sales occurring during the license term. For a typical systems application of our technology, we anticipate that we will receive royalties from the sale as they are shipped by our licensees. We currently anticipate that gross sales royalty rates will range from approximately 3% to 7%, and in some cases may decline based on the passage of time or on the total volume. The exact rate and structure of a royalty arrangement with a particular licensee may depend on a number of negotiated factors, including the amount of the license fee to be paid by the licensee and the marketing and engineering commitment made by the licensee.

Index

Maintain Technology Leadership. We believe that we have developed a revolutionary technology for the protection of computer and network security and we are committed to continuing research and development efforts, both internally and in conjunction with our future partner licensees, to further improve the SUZ technology. We plan to continue our emphasis on research and development by assigning significant portions of our current and future engineering staff to developing future generations of our fundamental technology.

Marketing and Sales

Consistent with our anticipated business model, we plan to focus future sales and marketing activities on developing relationships with potential licensees of our technology and on participating with existing licensees in marketing, sales and technical efforts directed to systems companies and companies that market directly to home users. We anticipate that our sales and marketing efforts will include limited applications engineering and other technical support for systems companies, as well as trade shows, advertising and other traditional marketing activities.

To facilitate our product development we commissioned Wilson Research Group of San Carlos, California and E-Rewards of Scottsdale, Arizona to conduct a market survey of Fortune 400 companies. This survey provided us with the data needed to insure that our design documents properly address specific current industry needs and concerns.  We also commissioned Matasano Security, Inc. to provide a threat modeling assessment to insure that our software was coded to protect from every possible vector of attack.

Research and Development

 Our research and development efforts over the last three years have resulted in the filing of more than eighteen patent applications for our technology with additional patent applications forthcoming.  In fiscal 2007 and 2006, we spent $0 and $0, respectively, in research and development.

We intend to focus our programming efforts on creating new applications from the SUZ technology. Currently, we have identified several different applications which we intend to build, if we obtain needed capital.

Competition

The markets for the products we plan to build are intensely competitive and are subject to rapid changes in technology. We expect competition to continue to increase in the future. We believe that the principal competitive factors affecting these markets include, but are not limited to performance, functionality, quality, customer support, breadth of product group, frequency of upgrades and updates, integration of products, manageability of products, brand name recognition, reputation, and price.

Most of the companies we will be competing against have longer operating histories, greater name recognition, stronger relationships with channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources, all things that we do not have at this time. These factors may provide our competitors with an advantage in penetrating markets with their network security and management products.

Anti-Virus. Our principal competitors in the anti-virus market are Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, Fsecure, Panda, and Dr. Ahn’s are also showing growth in their respective markets. As a result of its GeCAD Software acquisition, at some point we may also compete directly against Microsoft in the consumer market.

Network Security and Intrusion Detection and Protection. Our principal competitors in the security market vary by product type. For intrusion detection and prevention products, we compete with Cisco Systems, Computer Associates, Fortinet, Internet Security Systems, NetScreen, Sourcefire, Symantec and TippingPoint Technologies. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

Index

Other Competitors. In addition to competition from large technology companies such as HP, IBM, Intel, Microsoft, and Novell that may offer network and system protection products as enhancements to their operating systems, we also face competition from smaller companies and shareware authors that may develop competing products.

Protection of Intellectual Property

We have filed twenty patent application and fifteen trademark application protecting our intellectual property.  We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have a number of registered trademarks and currently hold patents in the United States, as well as patent holdings in other countries, relating to our technology and trade names. We have regularly filed other applications for patents and trademarks in order to protect proprietary intellectual property that we believe is important to our business.

As we develop products and begin to market them, we may face a number of risks relating to our intellectual property, including unauthorized use and unauthorized copying, or piracy of our software solutions. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks, or to determine the validity and scope of the proprietary rights of others. Furthermore, any patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. Moreover, other parties have asserted and may, in the future, assert infringement claims against us. These claims and any litigation may result in invalidation of our proprietary rights. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.

To mitigate these risks, we intend to implement worldwide strategies on multiple intellectual property fronts. As part of this comprehensive strategy, we intend to initiate plans for our SOS (Secure Operating System, a foundational element of our SUZ technology) technology in respect to both domestic and foreign filings.  With regard to the foreign filings, patent applications covering the SOS technology have been submitted in eleven different foreign countries.

Employees

We presently have six employees.

Other Information

Our Internet address is www.exobox.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

Risk Factors

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at July 31, 2007, we had an accumulated deficit of $6,489,749. We had no gross revenues for the year ended July 31, 2007, and a loss from operations of $3,548,563. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2008 and thereafter.

Index

We will not be able to continue our business operations unless we raise additional financing.

We are a development stage company and as such have generated no revenues or profits to date.  Our success will depend on the ability to attract external financing for our working capital needs and to develop our patent rights in connection with our software solutions.  As of the date hereof, we do not have sufficient funding to satisfy our working capital needs or to develop our products and, the failure to obtain sufficient funding, will preclude us from conducting meaningful business operations. We have historically financed our operations through best efforts private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all.

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of July 31, 2007, we have current assets of $22,363 and current liabilities of $3,767,304, of which $2,025,042 is for a derivative liability and $105,000 is a convertible note payable.  In connection with the Manillo Settlement, the $105,000 convertible note has been replaced with a long term note with an original principal amount of $500,000. Additionally, as a result of the Manillo Settlement, in which the Series C Preferred Stock was returned to us, the derivative liability of $2,025,042 will be reversed in the quarter ending October 31, 2007 and will no longer be reflected on our balance sheet on that date.  Our current liquidity position only allows us to meet nominal working capital needs.  We will need $750,000 to meet our working capital needs through fiscal 2008.  Any failure to obtain such financing could force us to abandon or curtail our operations.

We will need to raise additional funds to fund product development.

Our cash does not afford us adequate liquidity to fund out product development.  In order to fund our product development, including marketing and testing, we will need to raise at least an additional $7,000,000, Moreover, we anticipate that we will need additional capital in excess of $7,000,000 million to continue to fund and expand our business operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

Ours auditor has substantial doubts as to our ability to continue as a going concern.

Our auditor's report on our July 31, 2007 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because we do not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within 12 months. Because we have been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

Additional capital may dilute current stockholders.

In order to provide capital for the operation of our business we may enter into additional financing arrangements. These arrangements may involve the issuance of new common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding which would in turn result in a dilution of the ownership interest of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

The market price of our common stock is very volatile and the value of your investment may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the price of our stock has fluctuated between $22.00 per share and $0.15 per share since January 1, 2006. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, and general market and economic conditions, which are beyond our control.  In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Index

We lack an operating history which you can use to evaluate us, making any investment in us risky.

We lack an operating history which investors can use to evaluate our previous earnings. This makes it harder for you as an investor to predict how we may do in the future. Therefore, an investment in us is risky because we have no business history and it is hard to predict what kind of return our stock will have in the future, if at all.

There can be no assurance that we will successfully commercialize any products or services.

There can be no assurance that we will successfully commercialize any products and services based on our technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, our prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond our control. These problems, delays, expenses and difficulties include unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our products and services can be successfully marketed or that it will ever achieve significant revenues or profitable operations.

To develop our software solutions we will need to engage third party developers.

At this time, we do not have the resources to directly conduct full product development, obtain regulatory approvals, or manufacture or commercialize any products. Therefore, we depend upon others to carry out such activities. As a result, we anticipate that we may enter into collaborative agreements with third parties able to contribute to developing our technologies. Such agreements may limit our control over any or all aspects of development.

There can be no assurance that we will ever be profitable.

To be profitable, we must successfully commercialize our technologies. We are in the early stages of development and will require significant further research, development and testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies.

Our industry changes rapidly due to evolving technology standards and our future success will depend on our ability to adapt to market change.

Our future success will depend on our ability to address the increasingly sophisticated needs of the market. We will have to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render our contemplated products obsolete. We may not have sufficient resources to make the necessary investments, which could have a material adverse effect on our business.

We depend upon our intellectual property and our failure to protect existing intellectual property or secure and enforce such rights for new proprietary technology could adversely affect our future growth and success.

Our ability to successfully protect our proprietary technology is essential to our success. We have filed trademark and patent applications to protect intellectual property rights for technology that we have developed. Our future success also may depend upon our ability to obtain additional licenses for other intellectual properties. We may not be successful in acquiring additional intellectual property rights with significant commercial value on acceptable terms. Even if we are successful in acquiring such rights, it can provide no assurance that we will be successful in adapting or deploying them as to the timing or cost of such development efforts or as to the commercial success of the resulting products or services.

Index

Our competitors may develop non-infringing products or technologies that adversely affect our future growth and revenues.

It is possible that our competitors will produce proprietary technologies similar to ours without infringing on our intellectual property rights. We also rely on unpatented proprietary technologies. It is possible that others will independently develop the same or similar technologies or otherwise obtain access to the unpatented technologies upon which we rely for future growth and revenues. Failure to meaningfully protect our trade secrets, know-how or other proprietary information could adversely affect our future growth and revenues.

Our success is dependent upon our ability to protect our proprietary technologies.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. Exobox received a formal “Notice of Allowance” from the United States Patent and Trademark Office (USPTO) for its second patent, Application No. 11/591,112, issued on August 9, 2007. We currently have filed for 20 patent applications with the U.S. Patent Office and other foreign patent offices that relate to software security solutions. We rely upon our patent applications and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patent applications will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on us. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.

Any litigation to protect our intellectual property or any third party claims to invalidate our patents could have a material adverse effect on our business.

Our success depends on our ability to protect our intellectual property rights. In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents. In addition, we may be subject to third-party claims seeking to invalidate our patents. These types of claims, with or without merit, may subject us to costly litigation and diversion of management’s focus. In addition, based on our limited financial resources, we may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources. Based on our limited financial resources, it may be necessary for us to engage third party professionals on a contingency basis pursuant to which such parties would be entitled to share in the proceeds of any successful enforcement of our intellectual property rights. If third parties making claims against us seeking to invalidate our patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patent applications are invalid would have a material adverse effect on us.

We may be unable to successfully compete against companies with resources greater than ours, if we are unable to protect our patent rights and trade secrets, or if we infringe on the proprietary rights of third parties.

We will need to obtain additional patents on our technology to protect our rights to our technology. To obtain a patent on an invention, one must be the first to invent it or the first to file a patent application for it. We cannot be sure that the inventors of subject matter covered by patents and patent applications that we own or may license in the future were the first to invent, or the first to file patent applications for, those inventions. Furthermore, patents we own or may license in the future may be challenged, infringed upon, invalidated, found to be unenforceable, or circumvented by others, and our rights under any issued patents may not provide sufficient protection against competing software or otherwise cover commercially valuable software or processes.

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

One of the main factors in determining in whether we will be able to realize any profits and/or be able to continue its business plan will be whether or not we are able to successfully compete in the software industry. The virus protection software industry is highly competitive and we may be competing against companies with greater resources and more experience in the industry. If we are unable to compete in the marketplace and fail to generate any profits, we may be forced to liquidate its assets and any investment in us could be lost.

Index

We are under a government investigation which clouds our ability to conduct business.

In November 2006, we received a subpoena from the United States Securities & Exchange Commission requesting the production of documents from January 1, 2000 until present and testimony; this formal inquiry following up an informal inquiry commenced in September 2006. The SEC continues to investigate matters related to us and this negatively impacts our ability to raise money and hire personnel.

We rely upon key personnel and if any one leaves us our business plan and our business operations could be adversely effected.

We rely on our executives for our success. Their experience and inputs create the foundation for our business and they are responsible for the implementation and control over our development activities. We currently have six employment contracts and we do not hold “key man” insurance on any of these people. Moving forward, should they be lost for any reason, we will incur costs associated with recruiting replacement personnel and could face potential delays in operations. If we are unable to replace any one of them with other suitably trained individuals, we may be forced to scale back or curtail our business plan. As a result of this, your securities in us could become devalued.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock is not listed on any exchange; however, it is traded in the over-the-counter market. If our common stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY

During 2005 we leased approximately 800 square feet of office space in a building located at 6303 Beverly Hill, Suite 210, Houston, Texas 77057. The premises are leased from an arms-length third party, pursuant to a verbal month-to-month lease at the rate of $500 per month.

ITEM 3. LEGAL PROCEEDINGS

In November 2006, we received a subpoena from the United States Securities & Exchange Commission requesting the production of documents from January 1, 2000 until present and testimony; this formal inquiry following up an informal inquiry commenced in September 2006. Documents requested included, without limitation, formation documents, minutes, records relating to payments or services rendered in exchange for as well as offering documents utilized in connection with the issuance of shares of capital stock, any correspondence with various current and former shareholders, vendors and other third parties, documentation surrounding the 2005 reverse triangular merger, as well as documentation relating to our business. The SEC continues to investigate matters related to us.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded under the stock symbol “EXBX” on the over-the-counter Pink Sheets market. The chart below breaks down the high and the low prices for our last two fiscal years which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. The trading price for our common stock has been, and we expect it to continue to be, volatile. During 2007 and 2006, the high and low prices were as follows:

Quarter Ended	High	Low
July 31, 2007	$0.55	$0.35
April 30, 2007	$1.15	$0.15
January 31, 2007	$0.55	$0.35
October 31, 2006	$0.60	$0.25
July 31, 2006	$1.50	$0.15
April 30, 2006	$18.00	$1.10
January 31, 2006	$22.00	$1.35
October 31, 2005	$1.50	$1.35

On October 5, 2007 the last sales price of our common stock was 0.31 per share.

Holders

The approximate number of holders of record of our common stock is 71.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.

Recent Sales of Securities

On March 9, 2006, we issued 50,000 shares of our common stock to three unaffiliated consultants at a price per share of $15.00.

On February 9, 2006, Manillo Investors acquired 4,000 shares of Series C Preferred Stock in consideration for $100,000.

On May 17, 2006, Manillo Investors acquired 9,460 shares of Series C Preferred Stock in consideration for $236,000.

On June 8, 2006, Manillo Investors acquired540 shares of Series C Preferred Stock in consideration for $13,500.

On July 21, 2006, Manillo Investors acquired 6,000 shares of Series C Preferred Stock in consideration for $150,000.

On November 30, 2006 Mr. Pernia converted 252,813 shares of Series B Preferred stock into shares 23,216,697 of our common stock.

On December 22, 2006, an unaffiliated third party converted 1,634 Series B Preferred Stock into 150,056 shares of our common stock.

Index

On January 9, 2007, 110,150 shares of Series B Preferred Stock were transferred to 110,150 shares of Series D Preferred Stock.

On January 26, 2007, Mr. Wittenburg converted 3,000 shares of Series A Preferred Stock into 275,500 shares of class A common stock.

On January 29, 2007, an unaffiliated third party converted 5,534 shares of Series B Preferred Stock into 508,206 shares of our common stock.

On February 8, 2007, two unaffiliated third parties converted 87,840 shares of Series B Preferred stock into 8,066,654 shares of our common stock.

On February 8, 2007, Mr. Goodman converted 2,500 shares of Series A Preferred Stock into 229,584 shares of our common stock.

On February 26, 2007, Manillo Investors Ltd. converted 600 Series C Preferred Stock was converted into 549,902 shares of common stock.

On March 6, 2007, First Brampton Corporation converted 3,267 shares of Series A Preferred Stock into 300,020 shares of our class A common stock.

On April 25, 2007, an unaffiliated third party converted 2,203 shares of Series D Preferred Stock  into 293,329 shares of our common stock.

On April 27, 2007, Katherine Pernia converted 50,000 shares of Series A Preferred stock into 4,591,674 shares of our common stock.

On May 4, 2007, First Brampton Corporation converted 1,089 Series A Preferred Stock into 100,007 of our class A common stock.

On May 7, 2007, an unaffiliated third party converted  545 shares of Series B Preferred Stock into 50,049 shares of our common stock.

On May 10, 2007, Mr. Goodman converted 5,000 shares of Series A Preferred Stock into 459,168 shares of our common stock.

On May 10, 2007, two unaffiliated third parties exercised warrants to purchase an aggregate of 90,000 shares of our common stock at $0.20 per share.

On May 17, 2007, Mr. Wittenberg converted 8,113 shares of Series A Preferred Stock into 745,045 class A common Stock.

On June 1, 2007, First Brampton Corporation converted 4,814 shares of Series A Preferred Stock into 442,086 shares of our class A common stock.

On June 5, 2007, an unaffiliated third party converted 2,178 shares of Series B Preferred Stock into 200,013 shares of our common stock.

On June 11, 2007, an unaffiliated third party converted 2,203 shares of Series D Preferred stock into 293,328 shares of our common stock.

On June 12, 2007, an unaffiliated third party converted 3,267 shares of Series B Preferred stock into 300,020 shares of our common stock.

On June 27, 2007, an unaffiliated third party converted 752 shares of Series D Preferred Stock into 100,128 shares of our common stock.

Index

On July 13, 2007, Mr. Copeland converted 100,000 shares of our Series A Preferred Stock into 9,183,348 shares of class A common stock.

On July 13, 2007, two unaffiliated third parties converted 35,636 shares of Series B preferred Stock into 3,272,578 shares of our common stock.

On July 17, 2007, an unaffiliated third party converted 2,178 shares of Series B Preferred Stock into 200,013 shares of our common stock.

On July 20, 2007, Sherman D. Pernia converted 126,398 shares of Series A Preferred Stock into 11,607,568 shares of our common stock.

On July 23, 2007, two unaffiliated third parties converted 1,110 shares of Series A Preferred into 101,935 shares of our common stock.

On July 26, 2007, Suez Holding GmbH converted 50,000 shares of Series A Preferred Stock into 4,591,674 shares of our common stock.

On July 26, 2007, Mr. Mark Copeland converted 69,173 shares of Series B Preferred Stock in to 6,352,397 shares of our common stock.

On July 27, 2007, First Brampton Corporation converted 5,638 shares of Series A Preferred Stock into 517,757 shares of class A common stock.

On September 13, 2007, an unaffiliated third party converted 175,680 shares of Series B Preferred Stock into 16,172,912 shares of our common stock.

On October 3, 2007, two unaffiliated third parties exercised warrants to purchase an aggregate of 25,000 shares of our common stock at $0.20 per share.

On October 10, 2007, an unaffiliated third party exercised a warrant to purchase 22,500 shares of our common stock at $0.20 per share.

During August, September and October 2007, all of the holders of the all of the Company’s Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock converted into shares of the Company’s common stock.  Due to the conversions the Company exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 187,062,449 shares of our common stock for2,031,986 shares of Series A Preferred Stock, (iii) 58,041,041shares of our common stock for 660,132 shares of Series B Preferred Stock and (iv) 14,013,930 shares of our common stock for 104,992 shares of Series D Preferred Stock.  Therefore, as of October 17, there are no longer any shares of Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of July 31, 2007, concerning securities authorized for issuance under the 2007 Stock Option Plan and other outstanding options, warrants and rights:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights (a)	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders:
None	--	--	--

Equity compensations plans not approved by security holders:
2007 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	450,000 (1)	$0.3844 (2)	19,550,000

Total	450,000	$0.3844	19,550,000
______________
(1)  The Company has issued an aggregate of 450,000 shares to consultants during the fiscal year ended July 31, 2007.  No options, warrants or other rights were issued during this period.

(2)  Calculated based on the fair market price of our common stock on the date of issuance.

Index

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Development Stage Company

Exobox is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." Exobox has devoted substantially all of its efforts to business planning, raising capital, research and development, recruiting management and technical staff, and acquiring operating assets.  We have experienced a loss since inception.

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

Income Taxes

The income tax benefit is computed on the pre-tax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the fiscal year ended July 31, 2007.

Index

Derivative Financial Instruments

We account for all derivatives financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the convertible note issued in September 2006 in the financial statements are subject to the changes in the trading value of our common stock and other assumptions. As a result our financial statements may fluctuate from quarter to quarter based on factors such as trading value of our common stock, the amount of shares converted connection with the convertible note. Consequently, our consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than our  operating revenue and expenses.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by us as July 31, 2007, were not designated as hedges.

As a result of the Manillo Settlement, the derivative liability of $2,025,042 will be reversed in the quarter endingOctober 31, 2007 and will no longer be reflected on our balance sheet at that date.  Additionally, for the three months ended October 31, 2007, we will have a one time gain that will offset in the entirety the loss on derivative for that period.

RESULTS OF OPERATIONS THE TWELVE MONTHS ENDED JULY 31, 2007 COMPARED TO JULY 31, 2006

Net Sales. The Company has no sales since inception.

Research and Development Expenses. The Company had no research and development expenses for the year ended July 31, 2007 and July 31, 2006. The Company has incurred $288,259 in research and development expenses since inception but prior to the current fiscal year ending July 31, 2006.

General and Administrative Expense ("G&A"). The Company's G&A expenses for the years ended July 31, 2006 and 2007 decreased from $269,550 to $245,776. The increase was primarily due to the management of the company not being paid their full salary during the year.

Fair value of derivatives. The derivative liability is in connection with the convertible notes issued in September 2006, which was $2 million for the year ended July 31, 2007.

Liquidity and Capital Resources.  As of July 31, 2007, we have current assets of $22,363 and current liabilities of $3,767,304, of which $2,025,042 is for a derivative liability and $105,000 is a convertible note payable.  In connection with the Manillo Settlement, the $105,000 convertible note has been replaced with a long term note with an original principal amount of $500,000.  Additionally, as a result of the Manillo Settlement, in which the Series C Preferred Stock was returned to us, the derivative liability of $2,025,042 will be reversed in the quarter ending October 31, 2007 and will no longer be reflected on our balance sheet on that date.  Our current liquidity position only allows us to meet nominal working capital needs.  We will need $750,000 to meet our working capital needs through fiscal 2008.  In order to fund our product development, including marketing and testing, we will need to raise at least an additional $7,000,000, Moreover, we anticipate that we will need additional capital in excess of $7,000,000 million to continue to fund and expand our business operations.

Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan.  Any failure to obtain such financing could force us to abandon or curtail our operations.  There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.  We have no credit facilities in place or commitments to provide any financing and we have historically relied on best efforts debt and equity funding.   Our auditors have issued a going concern opinion for our financial statements due to the substantial doubt about our ability to continue as a going concern.

Index

Off Balance Sheet Arrangements

None.

Contractual Commitments

None

Index

ITEM 7. FINANCIAL STATEMENTS AND RELATED FOOTNOTES

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Exobox Technologies Corp.
(a development stage company)
Houston, Texas

We have audited the accompanying balance sheet of Exobox Technologies Corp. (the “Company”) as of July 31, 2007 and the related statements of operations, stockholdersholders’ deficit, and cash flows for the two years then ended and for the period from October 21, 2002 (inception) through July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exobox Technologies Corp., as of July 31, 2007 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Exobox Technologies Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Exobox Technologies Corp. has suffered recurring losses from operations, has negative cash flow from operations, and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9, the financial statements for the year ended July 31, 2006 have been restated.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
 www.malone-bailey.com
 Houston, Texas

October 29, 2007

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
July 31, 2007

ASSETS

Current Assets:
Cash	$8,363
Other Current Assets	14,000
Total Current Assets	22,363

Property and equipment, net	12,164
Other Assets:
Patents	67,233
Intangibles, net	3,290

TOTAL ASSETS	$105,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$46,148
Accounts Payable-Stockholders	4,461
Accrued Liabilities	1,391,853
Advances from Stockholders	194,800
Convertible Note Payable	105,000
Derivative Liability	2,025,042

Total Current Liabilities	3,767,304

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized,2,031,986 shares issued and outstanding	2,032

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized,660,132 shares issued and outstanding	661

Series C convertible preferred stock, $0.001 par, 20,000 shares authorized,19,400 shares issued and outstanding	19

Series D convertible preferred stock, $0.001 par, 110,150 shares authorized,104,992 shares issued and outstanding

Class A Common stock, $0.001 par value, 9,939,101 shares authorized, 9,939,101shares issued and outstanding at July 31, 2007	9,939
Common stock, $0.001 par value, 490,060,899 shares authorized, 78,172,639shares issued and outstanding at July 31, 2007	78,173

Additional paid-in capital	2,736,566
Deficit accumulated during development stage	(6,489,749)

Total stockholders' equity (Deficit)	(3,662,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,050

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2007 and 2006,
and October 21, 2002 (Inception) to July 31, 2007

	Year Ended July 31,	Year Ended July 31,	October 21, 2002 (Inception) To July 31,
	2007	2006	2007
		(Restated)	(Restated)
Revenues	$-	$-	$-

Research and Development	-	-	288,259
General &Administrative	245,776	269,550	559,609
Depreciation and amortization	8,671	4,972	13,643
Professional fees	200,202	1,039,051	1,239,253
Payroll expenses	1,168,629	728,608	1,897,236
Software development expense	243	446,150	446,393
Loss on Derivatives	1,925,042	-	1,925,042

Total Operating Expenses	3,548,563	2,488,331	6,369,435

Loss from Operations	3,548,563	2,488,331	6,369,435

Other Income (Expenses)
Interest Expense	(120,314)	-	(120,134)
Total Other Income (Expenses)	(120,314)	-	(120,134)

Loss Before Income Taxes	3,668,877	2,488,331	6,489,749

Provision for Income Taxes	-	-	-

Net Loss	$(3,668,877)	$(2,488,331)	$(6,489,749)

Basic and diluted
Net loss per common share	$(0.11)	$(0.23)	n/a

Weighted average shares outstanding	34,275,475	10,900,742	n/a

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended July 31,	Year Ended July 31,	October 21, 2002 (Inception) to July 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)	(Restated)
Net Loss	$(3,668,877)	$(2,488,331)	$(6,489,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	750,000	750,000
Warrant issued for consulting services	-	12,495	12,495
Stock issued for services	173,000	-	173,000
Depreciation and amortization	8,671	4,972	13,643
Loss on derivative	2,030,042	-	2,030,042
Changes in operating assets and liabilities
Other current assets	(14,000)	-	(14,000)
Accounts payable	(37,305)	83,453	46,148
Accrued expenses	1,081,852	310,001	1,392,581
Accounts payables to stockholders	4,461	-	4,461
NET CASH USED IN OPERATING ACTIVITIES	(422,156)	(1,327,410)	(2,081,379)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	(13,200)	(67,233)
Investment in intangible assets	-	(7,700)	(7,700)
Investment in property and equipment	-	(21,397)	(21,397)
NET CASH USED IN INVESTING ACTIVITIES	-	(42,297)	(96,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	1,500,000	1,874,000
Advances from stockholders	260,262	-	266,712
Proceeds from warrants exercised	18,000		18,000
Repayment of advances from stockholders	(65,462)	(12,628)	(72,640)
Convertible note proceeds	100,000	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	312,800	1,487,372	2,186,072

NET CHANGE IN CASH AND CASH EQUIVALENTS	(109,356)	117,665	8,363
Cash and cash equivalents at beginning of period	117,719	54	-
Cash and cash equivalents at end of period	$8,363	$117,719	$8,363

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$108,462	$120	$120
Cash paid for income taxes	-	-	-
NON-CASH TRANSACTIONS
Conversion of Preferred shares to Common Shares	$76,654	-	$76,654

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
October 21, 2002, (inception) to July 31, 2007

	Members'			Series A		Series B		Series C		Series D		Additional	Accumulated Deficit during
	Capital	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid in	Development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
October 21, 2002 (LLC inception)	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$--
Capital Contribution by Members	234,000													$234,000

Net Loss	(167,747)				2,393									(167,747)
Balances, July 31, 2003	66,253													66,253
Capital Contribution by Members	140,000													140,000

June 28, 2004 (corporation inception)	(206,253)	10,867,500	10,868	2,392,915	2,393	1,120,930	1,121					359,618	(167,747)	-

Net Loss													(152,855)	(152,855)
Balance July 31, 2004		10,867,500	10,868	2,392,915	2,393	1,120,930	1,121					359,618	(320,602)	53,398

Net Loss													(11,939)	(11,939)
Balance July 31, 2005		10,867,500	10,868	2,392,915	2,393	1,120,930	1,121					359,618	(332,541)	41,459
Issuance of capital stock series B in private placement for cash						110,150	110					999,890		1,000,000
Shares issued for consulting services		50,000	50									749,950		750,000
Issuance of capital stock series C for cash under Security Purchase Agreement w/ Manillo Investors, Ltd.								20,000	20			499,980		500,000
Warrant Issued for consulting services												12,495		12,495

Net Loss													(2,488,331)	(2,488,331)
Balance July 31, 2006 (restated)		10,917,500	10,918	2,392,915	2,393	1,231,080	1,231	20,000	20			2,621,933	(2,820,872)	(184,377)
Conversion of Series B to Series D						(110,150)	(110)			110,150	110			-
Conversion of Preferred to Common Stock		76,654,240	76,654	(360,929)	(361)	(460,798)	(460)	(600)	(1)	(5,158)	(5)	(75,827)		-
Stock issued for services		450,000	450									172,550		173,000
Stock issued under exercise of warrants		90,000	90									17,910		18,000

Net Loss													(3,668,877)	(3,668,877)
Balance July 31, 2007	$-	88,111,740	$88,112	2,031,986	$2,032	660,132	$661	19,400	$19	104,992	$105	$2,736,566	$(6,489,749)	(3,662,254)

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Organization and Nature of Operations. Exobox Technologies Corp. (formerly known as Exobox Technologies LLC), referred to as “Exobox” or the “Company”, was incorporated in Delaware on June 28, 2004 to patent and market proprietary internet security technology. Exobox Technologies LLC was incorporated in Texas on October 21, 2002 (inception) and legally dissolved with the formation of Exobox Technologies Corp. Kilis, Inc. was originally incorporated in Nevada on December 8, 1999.  On June 22, 2005, Kilis, Inc. changed its name to JinPin, Inc.  On September 14, 2005, JinPin, Inc. changed its name to Exobox Technologies Corp.  On September 15, 2005, Exobox (Nevada) acquired Exobox Technologies Corp., a Delaware corporation (Exobox) in exchange for 3,513,845 shares of Exobox (Nevada) convertible preferred stock (2,392,915 shares of Series A convertible preferred stock and 1,120,930 shares of Series B convertible preferred stock).  On the effective date, all of the issued and outstanding shares of common stock of Exobox (Nevada) were converted into the 3,513,845 shares of preferred stock of Exobox (Nevada) with the Exobox shareholders owning 100% of Exobox’s outstanding shares of preferred stock.

Exobox is a developer of innovative enterprise and home user endpoint and server security software products, headquartered in Houston, Texas. Exobox’s patented and patent-pending technology is based on enforcing appropriate system and application behaviors by isolating and controlling real-time access to the file system, memory, network and inter-process communication with the goal to insure that the security implemented is proactive, not reactive. Exobox’s technology creates an isolated user environment that protects the host environment from all unauthorized modifications by treating all data from all sources as if it is malicious. Traditional computer security, such as common anti-virus and anti-spy/ad-ware, tends to rely on a data-base of known signatures, rendering it capable only of attempting to provide security against perpetually updated lists of previously identified threats. Exobox’s technology integrates into the operating system, which enables it to provide protection for the user’s computer and network.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and expenses in the statement of expenses. Actual results could differ from those estimates. Areas involving the use of significant estimates include revenue recognition; estimation of our allowance for doubtful accounts and billing adjustments; valuation and recoverability of long-lived assets, including depreciation, impairment, amortization and intangible assets; determination of technological feasibility and capitalization of software development costs; and income taxes.

Property and Equipment.  Property and Equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the least term, ranging from three to five years.  Significant improvements and betterments are capitalized.  Routine repairs and maintenance are expensed when incurred.  When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Impairment of Long−lived assets. Exobox periodically reviews the carrying value of intangible assets not subject to amortization to determine whether impairment may exist. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires that certain intangible assets be assessed annually for impairment using fair value measurement techniques. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.

Revenue Recognition. Exobox recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. For the period from Inception to July 31, 2007, Exobox had no revenues.

Index

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

Earnings Per Share.  Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive.

Fair Value of Financial Instruments.  Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than a forced liquidation.  Cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities are reported on the balance sheet at carrying value which approximates fair value due to the short-term maturities of these instruments.  Exobox does not have any off balance sheet financial instruments.

Derivatives.  Exobox has used a financial derivative instrument on our debt outstanding. We account for our derivative instruments under the provisions of Statement of Financial Accounts Standard ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this statement, derivative instruments, other than those meeting the normal purchases and sales exception or other exceptions, are recorded on our balance sheet as either assets or liabilities measured at fair value determined by reference to published future market prices and interest rates with changes in the fair value of derivatives recorded in net income or other comprehensive income as appropriate.

Research and Product Development. Research and product development includes all research and development expenses and software development costs. We expense all research and development expenses as incurred. We expense all software development costs associated with establishing technological feasibility, which we define as completion of beta testing. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying financial statements.

Recent Accounting Pronouncements. On February 1, 2006, Exobox adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. As of July 31, 2007, Exobox had no outstanding employee stock options.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s management is currently evaluating the effect of this pronouncement on the financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company’s management is currently evaluating the effect of the adoption of FIN 48.

Index

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company’s management is currently evaluating the effect of this pronouncement on the financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not impact the Company's consolidated financial statements.

NOTE 2 - GOING CONCERN

From Inception to July 31, 2007, Exobox has accumulated losses of $6,489,749. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

NOTE 3 – PATENTS

Exobox has two technological inventions with patents pending in United States and throughout the world.   The rights and interest include, among other things, (i) the patent applications and any changes or amendments thereto, (ii) the invention, (iii) the technical information, trade secrets, identities of customers, studies, plans, drawings, blueprints and specifications, production methods, (iv) the embodiment of any claim described and claimed in any valid claim of the patent application, (v) right to file foreign patent applications, and (vi) any all patents resulting from current patent applications.

Patents are mainly comprised of legal services paid to a shareholder and patent application fees.  No amortization will be recorded until the patents have been granted.

NOTE 4 - INCOME TAXES

Exobox has incurred net losses since inception and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2 million at July 31, 2007, and will expire in the years 2023 through 2025.

At July 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$750,000
Valuation allowance	(750,000)
Net deferred taxes	$0

NOTE 5 – RELATED PARTIES

Accounts payable to stockholders represent amounts owed to stockholders primarily for reimbursement of general and administrative costs paid on behalf of Exobox.  Accounts payable to stockholders totaled $4,461 at July 31, 2007.

Index

Certain of Exobox’s stockholders have advanced cash to the company for working capital purposes.  The advances are payable upon demand and do not accrue interest.  Advances totaled $194,800 at July 31, 2007.

Exobox paid consulting fees to certain executive officers and stockholders totaling $0 during the year ended July 31, 2007and $6,000 in related party consulting fees during the year ended July 31, 2006.

NOTE 6 – COMMITMENTS

Beginning in September 2004, Exobox leased an office in Houston, Texas from a third party for $500 per month.  The lease is on a month-to-month basis.  Rent expense totaled $6,000 for the year ended July 31, 2007.

NOTE 7 – STOCKHOLDERS’ EQUITY

Exobox is authorized to issue 500,000,000 shares of Class A common stock and undesignated common stock, $.001 par value, and 4,630,150 shares of preferred stock, $.001 par value, of which 2,500,000 shares have been designated Series A convertible preferred stock, 2,000,000 shares have been designated Series B convertible preferred stock, 20,000 shares have been designated Series C convertible preferred stock and 110,150 shares have been designated Series D convertible preferred stock.

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

Preferred Stock

Exobox is authorized to issue 4,630,150 shares of preferred stock in one or more series.

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

Series A preferred stock is convertible 12 months after issue into common stock.  The shares of Series A preferred, along with the shares of Series B preferred, are convertible into 92% of the total outstanding common before the issuance of any shares of Series C preferred stock. The holders of Series A preferred vote on an as converted basis.

Series B Preferred Stock. Exobox has designated 2,000,000 shares as Series B convertible preferred stock. The shares of the Series B preferred stock rank prior to the common stock; and prior to any class or series of capital stock now outstanding or hereafter created. No dividends shall be payable to the holder of shares of Series B preferred stock, except dividends in liquidation. Each share of outstanding Series B preferred stock has the number of votes equal to the number of shares of common stock into which such share of Series B preferred stock is then convertible. Except as otherwise required by law or by the Articles, the holders of shares of common stock and Series B preferred stock shall vote together and not as separate classes.

Index

Series B preferred stock is convertible 12 months after issue into common stock. The shares of Series B preferred, along with the shares of Series A preferred, are convertible into 92% of the total outstanding common before the issuance of any shares of Series C preferred stock. The holders of Series B preferred vote on an as converted basis.

Series C Preferred Stock. Exobox has designated 20,000 shares as Series C convertible preferred stock each in the face amount of $25. No dividends shall be payable to the holders of shares of Series C preferred stock.

The Shares of Series C preferred stock are collectively convertible into five (5%) percent of the total number of outstanding shares of all classes of common stock immediately after conversion of all outstanding shares of Series A and Series Bpreferred stock.

Series D Preferred Stock. Exobox has designated 110,150 shares as Series D convertible preferred stock each in the face amount of $0.001. No dividends shall be payable to the holders of shares of Series D preferred stock.

The Shares of Series D preferred stock are collectively convertible into 4.00064800% of the total number of outstanding shares of all classes of common stock immediately after conversion of all outstanding shares of Series A, Series B, and Series C preferred stock.

Stock Option, Stock Warrant and Stock Award Plan

On September 15, 2005, Exobox adopted a stock option, stock warrant and stock award plan for officers, directors, consultants and key employees of Exobox. Exobox will reserve 1,630,125 shares of common stock, warrants, options, preferred stock or any combination thereof for the plan.

On June 18, 2007 Exobox filed with the SEC an S-8 registration statement registering 20,000,000 shares reserved for officers, directors, consultants and key employees of Exobox.

WARRANTS
At July 31, 2007, Exobox had outstanding and exercisable warrants to purchase an aggregate of 4,460,000 shares of common stock. The weighted average remaining life is 3.26 years and the weighted average price per share is $0.20 per share as follows:
The status of the warrants as of July 31, 2007, is as follows:

Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
OUTSTANDING, July 31, 2005	-	-
Granted	4,550,000	$0.20
Expired	-	-
Exercised	-	-
OUTSTANDING, July 31, 2006	4,550,000	$0.20
Granted	-	-
Expired	-	-
Exercised	(90,000)	$0.20
OUTSTANDING, July 31, 2007	4,460,000	$0.20

Following is the details of warrants outstanding as of July 31, 2007

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
4,410,000	10/31/2010	3.25	$0.20
50,000	7/31/2011	4	$0.25

Index

For the year ended July 31, 2007, 90,000 warrants were exercised at an exercise price of $0.20 per share for total proceeds of $18,000.  Subsequent to July 31, 2007, 67,500 warrants were exercised at an exercise price of $0.20 per share for total proceeds of $13,500.

Note Payable

On September 14, 2006, Exobox received $100,000 cash from a Preferred Shareholder in exchange for a 10% Convertible Promissory Note for $100,000 due on January 1, 2007. The conversion option of this note was determined to be a derivative.  The note payable was in default at July 31, 2007and was subsequently cancelled as detailed below. (See Note 8-Subsequent Events).

NOTE 8 – SUBSEQUENT EVENTS

During August, September and October 2007, all of the holders of the all of the Company’s Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock converted into shares of the Company’s common stock.  Due to the conversions the Company exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 187,062,449 shares of our common stock for2,031,986 shares of Series A Preferred Stock, (iii) 58,041,041shares of our common stock for 660,132 shares of Series B Preferred Stock and (iv) 14,013,930 shares of our common stock for 104,992 shares of Series D Preferred Stock.  Therefore, as of October 17, there are no longer any shares of Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

Effective September 10, 2007, we entered into a settlement agreement and mutual release with Manillo Investments, Ltd (“Manillo Settlement”), pursuant to which we agreed to issue Manillo Investment, Ltd a new promissory note in the principal amount of $500,000 with principal and accrued interest due in five years in exchange for Manillo Investment, Ltd. (i) cancelling a convertible note with an outstanding balance as of July 31, 2007 of $105,000, (ii) terminating the securities purchase agreement issued in connection with the convertible note, and (iii) assigning the Series C Preferred Stock to us.  Therefore as a result of the Manillo Settlement, there are no Series C Preferred Stock outstanding.

Mr. Dillon has $292,000 of accrued salary through July 31, 2007 and has agreed to be paid in cash of 15% or $43,800 and 85% in Company common stock valued on the day the Board of Directors approves the plan.

Mr. Copeland has $292,000 of accrued salary through July 31, 2007 and has agreed to be paid in cash of 15% or $43,800 and 85% in Company common stock valued on the day the Board of Directors approves the plan.

Mr. Wittenburg has $292,000 of accrued salary through July 31, 2007 and has agreed to be paid in cash of 15% or $43,800 and 85% in Company common stock valued on the day the Board of Directors approves the plan.

Mr. Pernia has $292,000 of accrued salary through July 31, 2007 and has agreed to be paid in cash of 15% or $43,800 and 85% in Company common stock valued on the day the Board of Directors approves the plan.

Mr. Wirtz has $176,000 of accrued salary through July 31, 2007 and has agreed to be paid in cash of 15% or $26,400 and 85% in Company common stock valued on the day the Board of Directors approves the plan.

NOTE 9--RESTATEMENT

The Company determined that its compensation expense was understated by $322,500 in the year ended July 31, 2006 and needed to accrue in 2006 an amount of $322,500.  The Company also restated $12,500 related to compensation expense which was over accrued in the prior year.

Below is the detailed effect of the restatement:

Index

	2006	2006
	As Reported	As Restated
Balance Sheet
ASSETS
Current Assets	$117,719	$117,719
Non-current Assets	$91,357	$91,357
TOTAL ASSETS	$209,076	$209,076

LIABILITIES
Current Liabilities	$83,453	$393,453
Non-current Liabilities	-	-
Total Liabilities	$83,453	$393,453

STOCKHOLDERS' EQUITY
Capital Stock	$14,562	$14,562
Additional Paid-in capital	$2,621,933	$2,621,933
Accumulated Deficit	$(2,510,872)	$(2,820,872)
TOTAL STOCKHOLDERS' EQUITY	$125,623	$(184,377)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$209,076	$209,076

Statement of Operations
Net Revenue	-	-
Total Operating Expenses	$2,178,331	$2,488,331
Loss from Operations	$(2,178,331)	$(2,488,331)
Other Expenses	-	-
Loss before Income Taxes	$(2,178,331)	$(2,488,331)
Provision for Income Taxes	-	-
Net Loss	$(2,178,331)	$(2,488,331)

Earnings (Loss) per common share (basic and diluted)	$(0.20)	$(0.23)

Weighted averages shares outstanding	10,900,742	10,900,742

STATEMENTS OF CASH FLOWS
Net Income (Loss)	$(2,178,331)	$(2,488,331)
Net cash used in operating activities	$(1,327,410)	$(1,327,410)
Net cash used in investing activities	$(42,297)	$(42,297)
Net cash provided by financing activities	$1,487,372	$1,487,372
Net decrease in cash and cash equivalents	$117,665	$117,665

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Specifically, our independent auditor identified weaknesses in our disclosure controls related to valuing and accounting for share based payments, derivative financial instruments and accrued expenses. We plan to remediate this deficiency in disclosure controls by increasing the supervision and training of accounting employees.

Index

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers.

The position(s) held by each of our executive officers and Directors as of July 31, 2007 are shown in the following table. Biographical information for each is set forth following the table. Each Director serves until a successor is elected and has qualified.

Name	Age	Position
Robert B. Dillon	57	President, Chief Executive Officer and Chairman of the Board
Scott Copeland	41	Vice President of Operations and Director
Michael Wittenburg	59	Vice President of Business Development, Sec., Treasurer and Director
Marc Pernia	40	Chief Product Development Administrator and Director
Michael G. Wirtz	48	Vice President-Chief Financial Officer
Richard A. Evans, M.D.	63	Director

Robert B. Dillon, a 1971 graduate of the University of Texas and a 1974 graduate of the University of Texas School of Law, is a practicing attorney and seasoned executive with thirty (30) years of litigation and transactional experience.  Mr. Dillon has served as CEO, President and Chairman of the Board since April 2004.  Prior thereto, Mr. Dillon was engaged in the private practice of law.

Scott Copeland, a co-founder of Exobox and co-inventor of its technology, is an expert programmer with world-wide experience in internet security gained during his employment with Compaq, Gateway, Matrix and Axis Host.  Mr. Copeland has served as vice president and director since 2002. Prior to that time, Mr. Copeland was a self-employed computer consultant.

Michael Wittenburg has served as vice president of business development, secretary, and director since September 2005.  From 2003 to 2005, Mr. Wittenburg was Regional Vice President   with Master Plan.  From 2002 to 2003, Mr. Wittenburg was Vice President of New Business Ventures for U.S. Health Works. Mr. Wittenburg earned a B.A. from the Warburg College and management training at the University of Iowa and Harvard University. He is an experienced and successful marketing and management professional with over 20 years of responsibility for marketing products internationally for such companies as Dornier Medical, a subsidiary of Daimler Benz A.G., Stuttgart, Germany; Edap Technomed Inc., Lyon France and PET (Positron Emission Tomography) Scans of America.

Marc Pernia has served as chief product development administrator and director since July 2003.  From 1999 to 2002, Mr. Pernia was a Senior Unix Systems Administrator with Electronic Arts.   Mr. Pernia is a Senior Unix Systems Administrator with an A.S. degree in Computer Science from Foothill College in 1994 and Computer Science studies at Stanford University, has extensive computer systems program development and administrative experience in the industry over the last 10 years for such Silicon Valley entities as Electronic Arts, Mind Source, the SETI Institute and the NASA Ames Research Center, as well as considerable experience in the configuration and maintenance of such software applications as Veritas, Weblogic, Netscape, iPlanet, Marimba, LDAP and *SQL, Tomcat, Apache and WebX.

Index

Michael G. Wirtz has served as vice president and chief financial officer since 2005.  Prior to working with the Company, Mr. Wirtz was self employed.  Mr. Wirtz is a 1984 MBA graduate of Texas Tech University who also earned a B.S. degree in Accounting from the University of Mary. He is a financial professional with experience as a corporate comptroller for a group of marine companies and previously managed another public corporation.

Richard A. Evans, M.D. has served as a director since 2005.  Mr. Evans is self employed and has been a practicing physician for the last 5 years .  Mr. Evans received his Bachelor of Arts degree from Rice University in Houston, and his Doctor of Medicine and Master of Science (physiology and immunology) degrees from Tulane University School of Medicine in New Orleans. He pursued specialty training in general surgery at the University of California, School of Medicine, San Francisco and at Stanford University School of Medicine in Palo Alto. Dr. Evans completed his general surgery training at St. Joseph Hospital in Houston. This included training at the University of Texas M. D. Anderson Cancer Center and a one year fellowship in surgical oncology working under world renowned cancer specialist, Dr. John S. Stehlin, Jr. Dr. Evans maintains a private practice in oncology and alternative medicine in Houston, Texas. He founded the Texas Cancer Center, a 501(c)(3) nonprofit organization in 1998.

Code of Ethics for the CEO, CFO and Senior Financial Officers

In 2005, in accordance with SEC rules, the Board of Directors adopted the Code of Business Conduct and Ethics. The Board of Directors believes that each officer, director and employee must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance. This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

Audit Committee and Audit Committee Financial Expert; Nominating Directors

Other than Dr. Evans, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act.  The Company’s Audit Committee is comprised of Mr. Dillon (Chairman of the Audit Committee) and Mr. Wittenburg. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background.  We have not adopted any procedures regarding security holders’ nominating directors.

Compliance with Section 16(a) of The Exchange Act

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the year ended July 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with and no reports or transactions were filed late except for the following:  Reginald Goodman failed to timely report a transaction on Form 4 for a March 26, 2007, sale, which was subsequently reported on a Form 4 on March 29, 2007, transactions on Form 4 for a March 28 and 29, 2007, sale, which were subsequently reported on a Form 4 on April 3, 2007, transactions on Form 4 for a April 16 and 17, 2007, sale, which were subsequently reported on a Form 4 on April 20, 2007, and a transaction on Form 4 for a May 9, 2007, sale, which was subsequently reported on a Form 4 on May 14, 2007;  Michael C. Wittenburg failed to timely report transactions on Form 4 for March 16, 2007 and April 2, 2007, sales, which were subsequently reported on a Form 4 on April 9, 2007, transactions on Form 4 for April 9, 2007, sales, which were subsequently reported on a Form 4 on April 16, 2007, transactions on Form 4 for April 10, 11, 13, 16 and 17, 2007, sales, which were subsequently reported on a Form 4 on April 20, 2007,  transactions on Form 4 for April 17, 18 and 19, 2007, sales, which were subsequently reported on a Form 4 on May 2, 2007, a transaction on Form 4 for a May 2, 2007, sale, which was subsequently reported on a Form 4 on May 7, 2007, transactions on Form 4 for May 23, 24 & 25, 2007, sales, which were subsequently reported on a Form 4 on May 29, 2007, transactions on Form 4 for May 30 and 31, 2007, sales, which were subsequently reported on a Form 4 on June 4, 2007, a transaction on Form 4 for a June 1, 2007, sale, which was subsequently reported on a Form 4 on June 5, 2007 a transaction on Form 4 for a June 1, 2007, sale, which was subsequently reported on a Form 4 on June 5, 2007, a transaction on Form 4 for a June 5, 2007, sale, which was subsequently reported on a Form 4 on June 8, 2007,and  a transaction on Form 4 for a June 8, 2007, sale, which was subsequently reported on a Form 4 on June 11, 2007; and  Robert B. Dillon failed to timely report a transaction on Form 4 for an April 13, 2007, sale, which was subsequently reported on a Form 4 on April 20, 2007, a transaction on Form 4 for a April 23, 2007, sales, which was subsequently reported on a Form 4 on April 26, 2007, transactions on Form 4 for April 19 & 20, 2007, sales, which were subsequently reported on a Form 4 on April 26, 2007, a transaction on Form 4 for a May 16, 2007, sale, which was subsequently reported on a Form 4 on May 23, 2007, transactions on Form 4 for May 21, 2007, sales, which were subsequently reported on a Form 4 on May 24, 2007, and  transactions on Form 4 for June 21, 22, & 25, 2007, sales, which were subsequently reported on a Form 4 on June 29, 2007.

Index

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Management

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Summary Compensation Table

Name Principal Position	Year Ended	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert B. Dillon	7/31/07	$240,000	-			-	-	$240,000
Chairman, CEO, Pres. & Director	7/31/06	$132,250	$10,000	-	-	-	-	$142,250
Scott Copeland	7/31/07	$242,900	-	-	-	-	-	$242,900
Vice President-Operations & Director	7/31/06	$131,857	$10,000	-	-	-	-	$141,857
Michael C. Wittenburg	7/31/07	$240,000	-			-	-	$240,000
Vice President-Marketing & Director	7/31/06	$132,250	$10,000	-	-	-	-	$142,250
Marc Pernia	7/31/07	$244,000	-	-	-	-	-	$244,000
Admin. & Director	7/31/06	$131,923	$10,000	-	-	-	-	$141,923
Michael G. Wirtz	7/31/07	$133,500	-	-	-	-	-	$133,500
Vice Pres. & CFO	7/31/06	$79,750	$10,000	-	-	-	-	$89,750

Executive Employment Agreements

Mr. Dillon’s employment agreement provides for an annual salary of $240,000, is effective through October 1 2008, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Dillon is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Dillon receives customary fringe benefits.

Mr. Copeland’s employment agreement provides for an annual salary of $240,000, is effective through October 1 2008, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Copeland is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Copeland receives customary fringe benefits.

Mr. Wittenburg’s employment agreement provides for an annual salary of $240,000, is effective through October 1 2008, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Wittenburg is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Wittenburg receives customary fringe benefits.

Mr. Pernia’s employment agreement provides for an annual salary of 240,000, is effective through October 1 2008, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Pernia is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Pernia receives customary fringe benefits.

Index

Mr. Wirtz’s employment agreement provides for an annual salary of $144,000, is effective through October 1 2008, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Wirtz is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Wirtz receives customary fringe benefits.

Business Protection, Severance and Non-Compete Agreements. Pursuant to the terms of each employment agreement with the executives listed above, each executive is subject to business protection, non-solicitation and non-compete covenants. These agreements contain restrictive covenants including a confidentiality provision and non-solicitation of employees and customers provisions that apply for one year after termination of employment. The non-compete provisions generally provides that the executive will not compete with us for a period ranging from one year after termination of employment, and in the event that termination is by us without cause, we are obligated to pay the executive his salary for such period.

Change in Control Agreements. Included in the employment agreements of each of the officers identified above are change of control provisions.  The agreements have a term equal to the term of each employment agreement (subject to extension in our sole discretion) and provide certain benefits to the executive in the event the executive is terminated without cause or if the executive terminates his employment for good reason (as defined in the agreement). Upon a termination as a result of the change of control provision, we are obligated to pay an amount equal to 24 months of the executives then-current base salary, and all the rights and benefits the executive may have under all employee benefit, bonus and/or stock option plans and programs of or agreements with us.

 Outstanding Equity Awards at Fiscal Year End

The Company did not grant compensation in the form of stock options to the chief executive officer or the other executive officers listed within the Summary Compensation Table during fiscal year ended July 31, 2007. The Company has no outstanding exercised or unexercised stock options granted for compensation to any executive officer and as such has no aggregated option exercises in the last fiscal year or fiscal year end stock option value to report related to compensation. The Company did not provide compensation awards under any long-term incentive plan in fiscal year ended July 31, 2007.

Director Compensation

Directors do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or any board committee or otherwise incurred in their capacities as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 17, 2007, information regarding the beneficial ownership of shares of common stock by each person known by us to own five percent or more of the outstanding shares of common stock, and by each of the named executive officers, directors, and all officers and directors as a group.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Unless otherwise indicated, the business address of the individuals listed is 6303 Beverly Hill, Suite 210, Houston, Texas 77057.

Index

NAME AND ADDRESS OF BENEFICAL OWNER	SHARES OF COMMON STOCK BENEFICIALLY OWNED
	NUMBER	%
Scott Copeland(1)	81,008,318	23.23%
Marc Pernia	22,432,557	6.43%
Michael C. Wittenburg	17,044,175	4.89%
First Brampton Corporation (2)	18,046,127	5.18%
Robert B. Dillon (3)	-	-
Michael G. Wirtz	3,047,427	*
Richard Evans(4) (5)	7,931,407	2.27%
Reginald Goodman	77,818,095	22.32%
Officer and Directors (6 persons)	149,510,011	42.87%

* Less than 1%.

(1)	Mr Copeland’s address is 1710 Effie Lane, Pasadena, Texas 77502.
(2)	Mr. Dillon has investment and voting control for First Brampton Corporation.
(3)	Mr. Dillon does not own any shares of record but is deemed to be the beneficial owner of the shares owned of record by First Brampton Corporation.
(4)	Mr Evans’ address is 1709 Haver, Houston, Texas 77006.
(5)	This includes a warrant to purchase 90,000 shares of our common stock at $0.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTORS INDEPENDENCE

Mr. Dillon advanced an aggregate principal amount of $73,062.45 to us during the fiscal year ended July 31, 2007, this loan does not bear interest.  We repaid principal of $71,262 during the most recent fiscal year and the principal amount outstanding on July 31, 2007 was $1,800.

First Brampton Corporation, a corporation owned by the Robert B. Dillon 2005 Trust, advanced an aggregate principal amount of $83,000 to us during the fiscal year ended July 31, 2007, this loan does not bear interest..  We repaid principal of $0 during the most recent fiscal year and the principal amount outstanding on July 31, 2007 was $83,000.

Mr. Wittenburg advanced an aggregate principal amount of $15,000 to us during the fiscal year ended July 31, 2007, this loan does not bear interest.  We repaid principal of $0 during the most recent fiscal year and the principal amount outstanding on July 31, 2007 was $15,000.

Mr. Pernia advanced an aggregate principal amount of $50,000 to us during the fiscal year ended July 31, 2007, this loan does not bear interest.  We repaid principal of $0 during the most recent fiscal year and the principal amount outstanding on July 31, 2007 was $50,000.

Mr. Wirtz advanced an aggregate principal amount of $25,000 to us during the fiscal year ended July 31, 2007, this loan does not bear interest.  We repaid principal of $0 during the most recent fiscal year and the principal amount outstanding on July 31, 2007 was $25,000.

Mr. Goodman advanced an aggregate principal amount of $20,000 to us during the fiscal year ended July 31, 2007, this loan does not bear interest.  We repaid principal of $0 during the most recent fiscal year and the principal amount outstanding on July 31, 2007 was $20,000.

In October 2007, First Brampton Corporation, an entity owned by Mr. Dillion, converted 196,028 shares of Series A Preferred Stock into 18,046,127 shares of Class A Common Stock, which were subsequently converted into an aggregate 18,046,127 shares of our common stock.

Index

In October 2007, Mr. Copeland converted 783,161 shares of Series A Preferred Stock into 72,096,961 shares of Class A Common Stock, which were subsequently converted into an aggregate 72,096,961 shares of our common stock.

In October 2007, Mr. Wittenburg converted 184,339 shares of Series A Preferred Stock into 16,970,050 shares of Class A Common Stock, which were subsequently converted into an aggregate 16,970,050 shares of our common stock.

In October 2007, Mr. Wirtz converted 8,784 shares of Series A Preferred Stock and 24,319 shares of Series B Preferred Stock into an aggregate 3,047,427 shares of our common stock.

In October 2007, Mr. Goodman converted 844,492 shares of Series A Preferred Stock into 77,743,027 shares of our common stock.

In October 2007, Mr. Evans converted 2,203 shares of Series D Preferred Stock into 294,048 shares of our common stock.

In October 2005, Mr. Evans acquired 2,203 shares of Series B Preferred Stock and a warrant to purchase 90 shares of our common stock with an exercise price of $0.20 per share in connection with a private placement for $20,000.  In January 2007, the 2,203 shares of Series B Preferred Stock were transferred to 2,203 shares of Series D Preferred Stock.

On November 30, 2006 Mr. Pernia converted 252,813 shares of Series B Preferred stock into shares 23,216,697 of our common stock.

On January 26, 2007, Mr. Wittenburg converted 3,000 shares of Series A Preferred Stock into 275,500 shares of class A common stock.

On February 8, 2007, Mr. Goodman converted 2,500 shares of Series A Preferred Stock into 229,584 shares of our common stock.

On February 26, 2007, Manillo Investors Ltd. converted 600 Series C Preferred Stock was converted into 549,902 shares of common stock.

On March 6, 2007, First Brampton Corporation converted 3,267 shares of Series A Preferred Stock into 300,020 shares of our class A common stock.

On April 27, 2007, Katherine Pernia converted 50,000 shares of Series A Preferred stock into 4,591,674 shares of our common stock.

On May 4, 2007, First Brampton Corporation converted 1,089 Series A Preferred Stock into 100,007 of our class A common stock.

On May 10, 2007, Mr. Goodman converted 5,000 shares of Series A Preferred Stock into 459,168 shares of our common stock.

On May 17, 2007, Mr. Wittenberg converted 8,113 shares of Series A Preferred Stock into 745,045 class A common Stock.

On June 1, 2007, First Brampton Corporation converted 4,814 shares of Series A Preferred Stock into 442,086 shares of our class A common stock.

On July 13, 2007, Mr. Copeland converted 100,000 shares of our Series A Preferred Stock into 9,183,348 shares of class A common stock.

On July 20, 2007, Sherman D. Pernia converted 126,398 shares of Series A Preferred Stock into 11,607,568 shares of our common stock.

Index

On July 26, 2007, Suez Holding GmbH converted 50,000 shares of Series A Preferred Stock into 4,591,674 shares of our common stock.

On July 26, 2007, Mr. Mark Copeland converted 69,173 shares of Series B Preferred Stock in to 6,352,397 shares of our common stock.

On July 27, 2007, First Brampton Corporation converted 5,638 shares of Series A Preferred Stock into 517,757 shares of class A common stock.

Other than Dr. Evans, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Articles of Incorporation Exobox Technologies Corp. (1)
3.2	Bylaws of Exobox Technologies Corp. (1)
3.3	Certificate of Amendment to Articles of Incorporation (3)
4.1	Designation of Class A Common Stock (included in Exhibit 3.1) (1)
4.2	Designation of Series A Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.3	Designation of Series B Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.4	Designation of Series C Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.5	Designation of Series D Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.6	Form of Warrants to purchase shares of common stock (1)
10.1*	2007 Stock Option Plan (2)
10.2*	Employment Agreement between Exobox Technologies Corp. and Robert B. Dillon (3)
10.3*	Employment Agreement between Exobox Technologies Corp. and Michael C. Wittenburg (3)
10.4*	Employment Agreement between Exobox Technologies Corp. and Michael G. Wirtz (3)
10.5*	Employment Agreement between Exobox Technologies Corp. and Marcos Pernia (3)
10.6*	Employment Agreement between Exobox Technologies Corp. and Reginald Goodman (3)
10.7*	Employment Agreement between Exobox Technologies Corp. and Scott Copeland (3)
10.8	Securities Purchase Agreement covering Series C Convertible Preferred Stock (1)
14.1	Code of Business Conduct and Ethics (1)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of auditors for Registrants Form S-8 (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

* Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the Registrant’s Form 10-SB12, filed on December 21, 2005.
(2) Incorporated herein by reference to the Registrant’s Form S-8, filed on June 29, 2007.
(3) Incorporated herein by reference to the Registrant’s Form 10-SB12G/A, filed on February 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2006 and 2007 the Company’s principal accountants have been and remain Malone & Bailey, PC. They have been the company’s principal accountant since the Company’s triangular merger in September, 2005.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-KSB and 10-QSB filings were: 2007 $29,267 and 2006 $31,999.

AUDIT RELATED FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for audit related fees: 2007 $ 0 and 2006 $ 0.

TAX FEES

No services have been provided to date under this caption for the fiscal year of 2006 or 2007.  The Company will retain its principal accountants to prepare its annual tax return for the year ending July 31, 2007.

ALL OTHER FEES

No other fees were billed in either 2007 or 2006 by the Company’s principal accountants.

EXOBOX TECHNOLOGIES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

EXOBOX TECHNOLOGIES CORP.

Dated: October 29, 2007	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: October 29,	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)