Form 10QSB
period 2007-10-31
Exobox Technologies Corp.
filed 2007-12-26
CIK 1335002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

EXOBOX TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6303 BeverlyHill, Suite 210, Houston, Texas	77057-6501
(Address of principal executive offices)	(Zip code)

(Former name, former address, and former fiscal
year if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Common stock, par value $0.001 per share as of December 14, 2007:  363,143,203 shares

EXOBOX TECHNOLOGIES CORP.
FORM 10-QSB FOR THE QUARTER ENDED October 31, 2007

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	October 31, 2007	July 31, 2007
ASSETS
Current assets
Cash	$378	$8,363
Other Current Assets	130,411	14,000
Total Current Assets	130,789	22,363

Property and equipment, net	10,625	12,164
Patents	67,233	67,233
Intangibles, net	2,660	3,290
TOTAL ASSETS	$211,307	$105,050

LIABILITIES ANDSTOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$73,988	$46,148
Accounts Payable-Stockholder	5,176	4,461
Accrued Liabilities	1,670,137	1,391,853
Advances from Stockholder	266,300	194,800
Convertible Note Payable	-	105,000
Derivative Liability		2,025,042
Total Current Liabilities	2,015,601	3,767,304

Note Payable	500,000	-
Total liabilities	2,515,601	3,767,304

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 789,539 shares issued and outstanding at October 31, 2007and 2,031,986 shares issued and outstanding at July 31, 2007	790	2,032

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 17,668 shares issued and outstanding at October 31, 2007and 660,132 shares issued and outstanding at July 31, 2007	18	661

Series C convertible preferred stock, $0.001 par, 25,000 shares authorized, 0 shares issued and outstanding at October 31, 2007and 19,400 shares issued and 19,400 shares outstanding at July 31, 2007	-	19

Series D convertible preferred stock, $0.001 par, 110,150 shares authorized, 19,827 shares issued and outstanding at October 31, 2007and 104,992 shares issued and outstanding at July 31, 2007	20	105

Class A Common stock, $0.001 par value, 9,939,101 shares authorized 0 shares issued and outstanding at October 31, 2007 and 9,939,101 Shares issued and outstanding at July 31, 2007	-	9,939

Common stock, $0.001 par value, 500,000,000 shares authorized, 274,675,150 shares issued and outstanding at October 31, 2007and 78,172,639 shares issued and outstanding at July 31, 2007	274,676	78,173

Additional paid-in capital	3,337,957	2,736,566
Deficit accumulated during the development stage	(5,917,755)	(6,489,749)
Total stockholders' equity (deficit)	(2,304,294)	(3,662,254)
TOTAL LIABILITIES ANDSTOCKHOLDERS' EQUITY (DEFICIT)	$211,307	$105,050

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006 (restated)	Inception (October 21, 2002) to October 31,2007
Revenues	$-	$-	$-

General & Administrative	38,206	92,270	597,994
Depreciation and amortization	2,168	2,138	15,811
Professional Fees	726,597	44,636	1,965,850
Payroll Expenses	288,000	295,229	2,185,236
Software development expense	-	243	446,393
Research and Development	-	-	288,259

Total Operating Expenses	1,054,971	434,516	5,499,543

Loss from Operations	(1,054,971)	(434,516)	(5,499,543)

Other Income (Expense)
Gain (Loss) on derivatives	2,025,042	(1,539,298)	100,000
Loss on Extinguishment of Convertible Note	(395,000)	-	(395,000)
Interest Expense	(3,077)	-	(123,212)
Total Other Income (Expenses)	1,626,965	(1,539,298)	(418,212)

Income (Loss) Before Income Taxes	571,994	(1,973,814)	(5,917,755)
	-	-	-
Provision for Income Taxes

Net Income (Loss)	$571,994	$(1,973,814)	$(5,917,755)

Basic and diluted
Net Income (loss) per common share-basic	$0.00	$(0.18)

Weighted average shares outstanding-basic	137,841,642	10,917,500
Net Income (loss) per common Share-diluted	$0.00	$(0.18)

Weighted average shares outstanding-diluted	363,312,984	10,917,500

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
STATEMENTS OF CASHFLOWS
(Unaudited)

	3 Months Ended October 31, 2007		3 Months Ended October 31, 2006	Inception (October 21, 2002) to October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES			(restated)
Net Income (Loss)	$571,994		$(1,973,814)	$(5,917,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-		-	750,000
Warrant issued for consulting services Stock issued for services	434,165213,948		-	446,660386,948
Depreciation and amortization	2,168		2,167	15,811
Loss on derivatives and gain on Extinguishment of convertible notes	(1,630,042	)-	1,634,187	400,000-

Accretion of debt discount			(93,593)

Changes in operating assets and liabilities: Other current assets	(3,911)			(17,911)

Increase in Accounts Payable	27,841		20,326	73,989
Increase in Accrued Liabilities	290,137		193,500	1,682,718
Accounts payable	715		-	5,176
NET CASH USED IN OPERATING ACTIVITIES	(92,985)		(217,227)	(2,174,364)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-		-	(67,233)
Investment in intangible assets	-		-	(7,700)

Investment in property and equipment	-		-	(21,397)
NET CASH USED IN INVESTING ACTIVITIES	-		-	(96,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-		-	1,874,000

Advances from stockholder	80,500		-	347,212

Proceeds from Warrants Exercised	13,500			31,500

Repayment of advances from stockholders	(9,000)		-	(81,640)
Convertible note proceeds (payments)	-		100,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,000		100,000	2,271,072

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,985)		(117,227)	378
Cash and cash equivalents at beginning of period	8,363		117,719	-
Cash and cash equivalents at end of period	$378		$492	$378

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,077		$-	$3,197
Cash paid for income taxes	-		-	-

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

Revenue Recognition. Exobox recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. For the period from Inception to October 31, 2007, Exobox had no revenues.

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

Index

	For the Quarter Ended October 31, 2007

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income	$571,994

Less: Preferred stock dividends	(0)

Basic EPS

Income available to common stockholders	571,994	137,841,642	$0.00

Effect of Dilutive Securities

Warrants		4,995,761

Convertible preferred stock	0	220,475,581

Diluted EPS

Income available to common stockholders + assumed conversions	$571,994	363,312,984	$0.00

Potential shares related to preferred stock that was not converted during the quarter ended October 31, 2006werenot included in the computation of diluted EPSbecause their conversion would have an antidilutive effect on the computation of diluted loss per share.

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

Recent Accounting Pronouncements. On February 1, 2006, Exobox adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. As of October 31, 2007, Exobox had no outstanding employee stock options.

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

Index

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company’s management believes that the effect of the adoption of FIN 48 will be immaterial.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company’s management believe that there will be no material effect to its financial statements by SFAS No. 155.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not impact the Company's financial statements.

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows.

NOTE 2 - GOING CONCERN

From Inception to October31, 2007, Exobox has accumulated losses of $5,917,755. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

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

NOTE 4 - INCOME TAXES

Exobox has incurred net losses since inception and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2 million at October 31, 2007, and will expire in the years 2023 through 2025.

At October 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$750,000
Valuation allowance	(750,000)
Net deferred taxes	$0

Index

NOTE 5 – RELATED PARTIES

Accounts payable to stockholders represent amounts owed to stockholders primarily for reimbursement of general and administrative costs paid on behalf of Exobox.  Accounts payable to stockholders totaled $5,176 at October 31, 2007.

Certain of Exobox’s stockholders have advanced cash to the company for working capital purposes.  The advances are payable upon demand and do not accrue interest.  Advances totaled $266,300 at October 31, 2007.

Exobox paid consulting fees to certain executive officers and stockholders totaling $0 during the quarter ended October 31, 2007and $0 in related party consulting fees during the year ended July 31, 2007.

NOTE 6 – COMMITMENTS

Beginning in September 2004, Exobox leased an office in Houston, Texas from a third party for $500 per month.  The lease is on a month-to-month basis.  Rent expense totaled $1,500 for the quarter ended October 31, 2007.

NOTE 7 – STOCKHOLDERS’ EQUITY

Exobox is authorized to issue 500,000,000 shares of Class A common stock and undesignated common stock, $.001 par value, and 4,630,150 shares of preferred stock, $.001 par value, of which 2,500,000 shares have been designated Series A convertible preferred stock, 2,000,000 shares have been designated Series B convertible preferred stock, 25,000 shares have been designated Series C convertible preferred stock and 110,150 shares have been designated Series D convertible preferred stock.

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

Index

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

During August through December, 2007, all of the holders of the all of the Company’s Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock converted into shares of the Company’s common stock.  Due to the conversions the Company exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 187,062,449 shares of our common stock for 2,031,986 shares of Series A Preferred Stock, (iii) 58,041,041shares of our common stock for 660,132 shares of Series B Preferred Stock and (iv) 14,013,930 shares of our common stock for 104,992 shares of Series D Preferred Stock.

Stock Option, Stock Warrant and Stock Award Plan

On September 15, 2005, Exobox adopted a stock option, stock warrant and stock award plan for officers, directors, consultants and key employees of Exobox. Exobox will reserve 1,630,125 shares of common stock, warrants, options, preferred stock or any combination thereof for the plan.

On June 18, 2007Exobox filed with the SEC an S-8 registration statement registering 20,000,000 shares reserved for officers, directors, consultants and key employees of Exobox.

WARRANTS
At October 31, 2007, Exobox had outstanding and exercisable warrants to purchase an aggregate of 5,892,500 shares of common stock. The weighted average remaining life is 3.52 years and the weighted average price per share is $0.23 per share as follows:

The status of the warrants as of October 31, 2007, is as follows:

		Weighted
		Average
		Exercise
Warrants Outstanding and Exercisable	Warrants	Price
OUTSTANDING, July 31, 2005	-	-
Granted	4,550,000	$0.20
Expired	-	-
Exercised	-	-
OUTSTANDING, July 31, 2006	4,550,000	$0.20
Granted	-	-
Expired	-	-
Exercised	(90,000)	$0.20
OUTSTANDING, July 31, 2007	4,460,000	$0.20
Granted	1,500,000	$0.30
Expired	-	-
Exercised	(67,500)	$0.20
OUTSTANDING, July 31, 2007	5,892,500	$0.23

Following is the details of warrants outstanding as of October 31, 2007

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
4,342,500	10/31/2010	3.00	$0.20
1,500,000	9/24/2012	5	$0.30
50,000	7/31/2011	3.75	$0.25

Index

For the quarter ended October 31, 2007, 67,500 warrants were exercised at an exercise price of $0.20 per share for total proceeds of $13,500.

Note Payable

On September 14, 2006, Exobox received $100,000 cash from a Preferred Shareholder in exchange for a 10% Convertible Promissory Note for $100,000 due on January 1, 2007. The conversion option of this note was determined to be a derivative.  The note payable was in default at July 31, 2007and was subsequently cancelled.   Effective September 10, 2007, we entered into a settlement agreement and mutual release with Manillo Investments, Ltd (“Manillo Settlement”), pursuant to which we agreed to issue Manillo Investment, Ltd a new promissory note in the principal amount of $500,000 with principal and accrued interest due in five years in exchange for Manillo Investment, Ltd. (i) cancelling a convertible note with an outstanding balance as of July 31, 2007 of $105,000, (ii) terminating the securities purchase agreement issued in connection with the convertible note, and (iii) assigning the Series C Preferred Stock to us.  Therefore as a result of the Manillo Settlement, there are no Series C Preferred Stock outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Mr. Dillon has $352,000 of accrued salary through October 31, 2007 and has agreed to be paid in cash of 15% or $52,800 and 85% in Company common stock valued on November 12, 2007.  Mr. Dillon was issued 2,992,000 shares of Exobox Common Stock on November 20, 2007 and has agreed to be paid his 15% cash portion at the time the Company determines it has sufficient cash to make such payment.

Mr. Copeland has $352,000 of accrued salary through October 31, 2007 and has agreed to be paid in cash of 15% or $52,800 and 85% in Company common stock valued on November 12, 2007.  Mr. Copeland was issued 2,992,000 shares of Exobox Common Stock on November 20, 2007 and has agreed to be paid his 15% cash portion at the time the Company determines it has sufficient cash to make such payment.

Mr. Wittenburg has $352,000 of accrued salary through October 31, 2007 and has agreed to be paid in cash of 15% or $52,800 and 85% in Company common stock valued on November 12, 2007.  Mr. Wittenburg was issued 2,992,000 shares of Exobox Common Stock on November 20, 2007 and has agreed to be paid his 15% cash portion at the time the Company determines it has sufficient cash to make such payment.

Mr. Perniahas $352,000 of accrued salary through October 31, 2007 and has agreed to be paid in cash of 15% or $52,800 and 85% in Company common stock valued on November 12, 2007.  Mr. Pernia was issued 2,992,000 shares of Exobox Common Stock on November 20, 2007 and has agreed to be paid his 15% cash portion at the time the Company determines it has sufficient cash to make such payment.

Mr. Wirtz has $212,000 of accrued salary through October 31, 2007 and has agreed to be paid in cash of 15% or $31,800 and 85% in Company common stock valued on November 12, 2007.  Mr. Wirtz was issued 1,802,000 shares of Exobox Common Stock on November 20, 2007 and has agreed to be paid his 15% cash portion at the time the Company determines it has sufficient cash to make such payment.

NOTE 9--RESTATEMENT

The Company determined that its compensation expense was understated by $193,500 in the quarter ended October31, 2006and needed to accrue in 2006 an amount of $193,500.

Index

Below is the detailed effect of the restatement:

	2006	2006
	As Reported	As Restated
Balance Sheet
ASSETS
Current Assets	$493	$493
Non-current Assets	$89,189	$89,189
TOTAL ASSETS	$89,682	$89,682

LIABILITIES
Current Liabilities	$1,744,374	$1,937,874
Non-current Liabilities	-	-
Total Liabilities	$1,744,374	$1,937,874

STOCKHOLDERS' EQUITY
Capital Stock	$14,562	$14,562
Additional Paid-in capital	$2,621,933	$2,621,933
Accumulated Deficit	$(4,291,187)	$(4,484,687)
TOTAL STOCKHOLDERS' EQUITY	$(1,654,692)	$(1,848,192)

TOTAL LIABILITIES ANDSTOCKHOLDERS' EQUITY	$89,682	$89,682

Statement of Operations
Net Revenue	-	-
Total Operating Expenses	$1,780,314	$434,516
Loss from Operations	$(1,780,314)	$(434,516)
Other Expenses	-	$(1,539,298)
Loss before Income Taxes	$(1,780,314)	$(1,973,814	) )
Provision for Income Taxes	-	-
Net Loss	$(1,780,314)	$(1,973,814)

Earnings (Loss) per common share (basic and diluted)	$(0.16)	$(0.18)

Weighted averages shares outstanding	10,917,500	10,917,500

STATEMENTS OF CASHFLOWS
Net Income (Loss)	$(1,780,314)	$(1,973,814)
Net cash used in operating activities	$(217,227)	$(217,227)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$100,000	$100,000
Net decrease in cash and cash equivalents	$117,227	$117,227

PART I

ITEM 2

MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Certain Factors that may Affect Future Performance

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at October31, 2007, we had an accumulated deficit of $5,917,755. We had no gross revenuesfor the quarterended October31, 2007, anda lossfrom operations of $1,054,971. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2008 and thereafter.

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

As of October 31, 2007, we have current assets of $130,789and current liabilities of $2,015,601, of which $1,670,137 is for an accrued liability.  In connection with the Manillo Settlement, the $105,000 convertible note has been replaced with a long term note with an original principal amount of $500,000. Additionally, as a result of the Manillo Settlement, in which the Series C Preferred Stock was returned to us, the derivativeliability of $2,025,042 has been reversed forthe quarter ending October 31, 2007and will no longer be reflected on our balance sheet on that date.  Our current liquidity position only allows us to meet nominal working capital needs.  We will need $750,000 to meet our working capital needs through fiscal 2008.  Any failure to obtain such financing could force us to abandon or curtail our operations.

We will need to raise additional funds to fund product development.

Our cash does not afford us adequate liquidity to fundproduct development.  In order to fund our product development, including marketing and testing, we will need toraise at least an additional $2,000,000 over the next two years.Moreover, we anticipate that we will need additional capital in excess of $7,000,000 million to continue to fund and expand our business operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

Ours auditor has substantial doubts as to our ability to continue as a going concern.

Our auditor's report on our July 31, 2007 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because we do not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within 12 months. Because of thesubstantial doubt as to whether we can continue as a going concern it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

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

Index

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the price of our stock has fluctuated between $22.00 per share and $0.10per share since January 1, 2006. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, and general market and economic conditions, which are beyond our control.  In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

Index

Our success is dependent upon our ability to protect our proprietary technologies.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. Exobox was granted its second patent, Application No. 7,281,266, issued on October 9, 2007 from the United States Patent and Trademark Office (USPTO). We currently have filed for 20 patent applications with the U.S. Patent Office and other foreign patent offices that relate to software security solutions. We rely upon our patent applications and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patent applications will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on us. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.

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

In November 2006, we received a subpoena from the United States Securities & Exchange Commission requesting the production of documents from January 1, 2000until present and testimony; this formal inquiry following up an informal inquiry commenced in September 2006. The SEC continues to investigate matters related to us and this negatively impacts our ability to raise money and hire personnel.

We rely upon key personnel and if any one leaves us our business plan and our business operations could be adversely effected.

Index

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

RESULTS OF OPERATIONS

NETSALES. The Company has no sales since inception.

RESEARCH ANDDEVELOPMENT EXPENSES. The Company had no research and development expenses for the three months ended October 31, 2007and 2006. The Company incurred $288,259 in research and development expenses since inception.

GENERAL ANDADMINISTRATIVE EXPENSES("G&A"). The Company's G&A expenses for the three months ended October 31, 2006and 2007 decreased from $92,270 to $38,206, respectively. The decrease was primarily due to having lesser activity of developing the company’s software. Company income (loss) before income taxesfor the three months ended October, 2006 and 2007 changedfrom $(1,973,814)to $571,994. The change was primarily due to the reversal of the prior  loss from the derivative instrument.

LIQUIDITY ANDCAPITAL RESOURCES. As of October 31, 2007, the Company had a working capital deficit of $1,884,812. As of October31, 2006, the Company’s working capital deficit was $1,743,881. During the periods from July 31, 2007through October 31, 2007and July 31, 2006through October 31, 2006, the Company's workingcapital deficit decreasedby $1,860,129 and increased by $1,778,147. The increases in working capital wasthe result ofexchanging the convertible derivative note for a promissory note and the decrease was the resultincurring company expenses, raising no additional capital during and having no income during the period.

The Company will require additional capital to support the development stage activities of the development of its proprietary software. There can be no assurance that any required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last two years by the $1,000,000 equity raised from its private placement, a $500,000 unregistered sale of its securities and non interest bearing loans from the companies officers and affiliates.

ITEM 3. CONTROLS ANDPROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEOand CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance that (a)the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEOand CFO, as appropriate to allow timely decisions regarding required disclosure.

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

EXOBOX TECHNOLOGIES CORP.

Dated: December 21, 2007	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: December 21, 2007	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)