Form 10QSB
period 2008-01-31
Exobox Technologies Corp.
filed 2008-03-24
CIK 1335002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

(Exact name of registrant as specified in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 200, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

6303 Beverly Hill, Suite 210, Houston, Texas 77057
(Former name, former address, and former fiscal
year if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

Outstanding Common stock, par value $0.001 per share as of March 17, 2008:  395,176,458 shares

EXOBOX TECHNOLOGIES CORP.
FORM 10-QSB FOR THE QUARTER ENDED January 31, 2008

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets as of January 31, 2008 and July 31, 2007 (Unaudited).	3

Statements of Operations for the three and six months ended January 31, 2008 and 2007 and for the period from Inception to January 31, 2008 (Unaudited).	4

Statements of Cash Flows for the six months ended January 31, 2008 and 2007 and for the period from Inception to January 31, 2008 (Unaudited).	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 3. Defaults Upon Senior Securities	17

Item 6. Exhibits	17

Signatures	18

Index

EXOBOX TECHNOLOGIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)
	January 31, 2008	July 31, 2007
ASSETS
Current assets
Cash	$772,532	$8,363
Other Current Assets	3,911	14,000
Total Current Assets	776,443	22,363

Property and Equipment, net	9,088	12,164
Patents	67,233	67,233
Intangibles, net	2,030	3,290
TOTAL ASSETS	$854,794	$105,050

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts Payable	$90,289	$46,148
Accounts Payable-Stockholder	4,909	4,461
Accrued Liabilities	539,837	1,391,853
Advances from Stockholder	168,590	194,800
Convertible Note Payable	-	105,000
Derivative Liability	-	2,025,042
Total Current Liabilities	803,625	3,767,304

Note Payable	500,000	-
Total liabilities	1,303,625	3,767,304

STOCKHOLDERS' (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 6,378 shares issued and outstanding at January 31, 2008 and 2,031,986 shares issued and outstanding at July 31, 2007	6	2,032

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 17,668 shares issued and outstanding at January 31, 2008 and 660,132 shares issued and outstanding at July 31, 2007	18	661

Series C convertible preferred stock, $0.001 par, 25,000 shares authorized, 0 shares issued and outstanding at January 31, 2008 and 19,400 shares issued and 19,400 shares outstanding at July 31, 2007	-	19

Series D convertible preferred stock, $0.001 par, 110,150 shares authorized, 2,203 shares issued and outstanding at January 31, 2008 and 104,992 shares issued and outstanding at July 31, 2007

Class A Common stock, $0.001 par value, 9,939,101 shares authorized 0 shares issued and outstanding at January 31, 2008 and 9,939,101 Shares issued and outstanding at July 31, 2007	2-	1059,939

Common stock, $0.001 par value, 500,000,000 shares authorized, 377,220,505 shares issued and outstanding at January 31, 2008 and 78,172,639 shares issued and outstanding at July 31, 2007	377,221	78,173

Additional paid-in capital	7,492,103	2,736,566
Deficit accumulated during the development stage	(8,318,181)	(6,489,749)
Total stockholders' (deficit)	(448,831)	(3,662,254)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$854,794	$105,050

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2008		Three Months Ended January 31, 2007 (restated)	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007 (restated)	Inception (January 21, 2002) to January 31, 2008
Revenues		$-	$-	$-	$-	$-

General & Administrative		1,491,231	27,676	1,529,436	$119,916	2,089,225
Depreciation and amortization		2,168	2,168	4,336	4,336	17,979
Professional Fees		618,103	51,186	1,344,700	95,822	2,583,953
Payroll Expenses		288,000	293,050	576,000	588,279	2,473,236
Software development expense		-	-	-	243	446,393
Research and Development		-	-	-	-	288,259

Total Operating Expenses		2,399,502	374,080	3,454,472	808,596	7,899,045

Loss from Operations		(2,399,502)	(374,080)	(3,454,472)	(808,596)	(7,899,045)

Other Income (Expense):		-	(42,263)	1,630,042	(1,581,561)	(295,000)
Gain (Loss) on derivatives
Loss on Extinguishment of Convertible Note		-	-	-	-	-
Interest Expense		(925)	-	(4,003)	-	(124,136)
Total Other Income (Expenses)		(925)	-	1,626,039		(419,136)

Income (Loss) Before Income Taxes		(2,400,427)	(416,343)	(1,828,433)	(2,390,157)	(8,318,181)

Provision for Income Taxes		-	-	-	-	-

Net Income (Loss)		$(2,400,427)	$(416,343)	$(1,828,433)	$(2,390,157)	$(8,318,181)

Basic and diluted
Net Income (loss) per common share-basic and diluted	$	(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding-basic and diluted		324,485,224	26,911,277	231,163,433	18,917,389

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months	6 Months	Inception (January 21, 2002)
	Ended	Ended	to
	January 31,	January 31,	January 31,
	2008	2007	2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,828,433)	$(2,390,157)	$(8,318,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,417,800	481,500	2,167,800
Warrant issued for consulting services	434,165	-	446,660
Stock issued for services	742,642	-	915,642
Depreciation and amortization	4,336	4,336	17,979
(Gain)/Loss on derivatives	(2,025,042)	1,581,561	5,000
Loss on debt extinguishment	395,000	-	395,000

Changes in operating assets and liabilities:
Prepaid and other current assets	14,184	-	184
Increase in accounts payable	44,142	79,109	90,289
Increase in accrued liabilities	577,637	1,296	1,970,218
Accounts payable to shareholders	448	322	4,909
NET CASH USED IN OPERATING ACTIVITIES	(223,121)	(242,033)	(2,304,500)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	-	(67,233)
Investment in intangible assets	-	-	(7,700)

Investment in property and equipment	-	-	(21,397)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(96,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,000,000	-	2,874,000
Advances from stockholder	133,990	24,400	400,702
Proceeds from warrants exercised	13,500	-	31,500
Repayment of advances from stockholders	(160,200)	-	(232,840)
Convertible note proceeds (payments)	-	100,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	987,290	124,400	3,173,362
NET CHANGE IN CASH AND CASH EQUIVALENTS	764,169	(117,633)	772,532
Cash and cash equivalents at beginning of period	8,363	117,719	-
Cash and cash equivalents at end of period	$772,532	$86	$772,532

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,006	$-
Cash paid for income taxes	-	-

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

Revenue Recognition. Exobox recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. For the period from Inception to January 31, 2008, Exobox had no revenues.

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

Index

Potential shares related to preferred stock that was not converted during the three and six months ended January 31, 2008 and 2007 were not included in the computation of diluted EPS because their conversion would have an antidilutive effect on the computation of diluted loss per share.

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

Recent Accounting Pronouncements. On February 1, 2006, Exobox adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. As of January 31, 2008, Exobox had no outstanding employee stock options.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company’s management believes that the effect of the adoption of FIN 48 was immaterial.

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

Index

NOTE 2 - GOING CONCERN

From Inception to January 31, 2008, Exobox has accumulated losses of $8,318,181. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital if it feels the $2.9 million that has been raised isn’t sufficient to continue its coding of its software and introduce the resulting product to market. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

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

NOTE 4 - INCOME TAXES

Exobox has incurred net losses since inception and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2 million at January 31, 2008, and will expire in the years 2023 through 2025.

At January 31, 2008, deferred tax assets consisted of the following:

Deferred tax assets	$750,000
Valuation allowance	(750,000)
Net deferred taxes	$0

NOTE 5 – RELATED PARTIES

Accounts payable to stockholders represent amounts owed to stockholders primarily for reimbursement of general and administrative costs paid on behalf of Exobox.  Accounts payable to stockholders totaled $4,909 at January 31, 2008.

Certain of Exobox’s stockholders have advanced cash to the company for working capital purposes.  The advances are payable upon demand and do not accrue interest.  Advances totaled $168,590 at January 31, 2008.

NOTE 6 – COMMITMENTS

Beginning in September 2004, Exobox leased on a month-to-month basis an office in Houston, Texas from a third party for $500 per month.  Rent expense totaled $1,500 for the quarter ended January 31, 2008. See footnote 8 for subsequent lease agreement.

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

Exobox issued a private placement on December 19, 2007 for up to $10,000,000 consisting of up to 400 units offered at $25,000 per unit.  Each unit consists of 250,000 shares of common stock and a redeemable common stock purchase warrant for 50,000 shares with an exercise price of $1/share which expire on December 31, 2011.  Proceeds received during the quarter totaled $1,000,000 and additional costs included 2,150,000 in warrants.  The proceeds of the offering were allocated based on the relative fair market value of the common stock issued in relation to the equity raise and the warrants.  The relative fair value of the warrants was $214,378.  Black-Scholes was used to estimate the fair value of the warrants.

Index

Exobox analyzed the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Exobox determined the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting was not applicable for these warrants.

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

During August through December, 2007, the majority of the holders of the all of the Company’s Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock converted into shares of the Company’s common stock.  Due to the conversions the Company exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 187,062,449 shares of our common stock for 2,031,986 shares of Series A Preferred Stock, (iii) 58,041,041shares of our common stock for 660,132 shares of Series B Preferred Stock and (iv) 14,013,930 shares of our common stock for 104,992 shares of Series D Preferred Stock.

Stock Option, Stock Warrant and Stock Award Plan

Index

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

WARRANTS
At January 31, 2008, Exobox had outstanding and exercisable warrants to purchase an aggregate of 8,042,500hares of common stock. The weighted average remaining life is 3.45 years and the weighted average price per share is $0.43 per share as follows:

The status of the warrants as of January 31, 2008, is as follows:
		Weighted
		Average
		Exercise
Warrants Outstanding and Exercisable	Warrants	Price
OUTSTANDING, July 31, 2006	4,550,000	$0.20
Granted	-	-
Expired	-	-
Exercised	(90,000)	$0.20
OUTSTANDING, July 31, 2007	4,460,000	$0.20
Granted	3,650,000	$0.71
Expired	-	-
Exercised	(67,500)	$0.20
OUTSTANDING, January 31, 2008	8,042,500	$0.43

Following is the details of warrants outstanding as of January 31, 2008

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
4,342,500	10/31/2010	2.75	$0.20
1,500,000	9/24/2012	4.67	$0.30
50,000	7/31/2011	3.5	$0.25
2,150,000	12/31/2011	3.92	$1.00

For the quarter ended January 31, 2008, no warrants were exercised.

Note Payable

On September 14, 2006, Exobox received $100,000 cash from a Preferred Shareholder in exchange for a 10% Convertible Promissory Note for $100,000 due on January 1, 2007. The conversion option of this note was determined to be a derivative.  The note payable was in default at July 31, 2007and was subsequently cancelled.   Effective September 10, 2007, we entered into a settlement agreement and mutual release with Manillo Investments, Ltd (“Manillo Settlement”), pursuant to which we agreed to issue Manillo Investment, Ltd a new promissory note in the principal amount of $500,000 with principal and accrued interest due in five years in exchange for Manillo Investment, Ltd. (i) cancelling a convertible note with an outstanding balance as of July 31, 2007 of $105,000, (ii) terminating the securities purchase agreement issued in connection with the convertible note, and (iii) assigning the Series C Preferred Stock to Exobox.  Therefore as a result of the Manillo Settlement, there is no Series C Preferred Stock outstanding.

NOTE 8 – SUBSEQUENT EVENTS

In February 2008, the Company issued 18,250,000 shares of Company common stock and warrants to purchase a total of 3,650,000 shares of Company common stock to various investors.  The Company received total proceeds of $1,825,000 from the issuance of such shares and warrants and paid no sales commissions, producing net proceeds of $1,825,000.  The Company issued the shares and warrants for the purpose of raising proceeds to fund working capital expenditures, including hiring of personnel to begin coding of the Company’s proprietary software.  In total, the Company raised a total of $2,900,000 through its Private Placement and issued a total of 29,000,000 shares of Company common stock and warrants to purchase a total of 5,800,000 shares of Company common stock.

Index

The warrants are exercisable at a price of $1.00 per share and expire in December 2011.  If fully exercised, the warrants will produce an additional $5,800,000 in proceeds for the Company.  The warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

The offers and sales were made without registration under the Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of Act and Regulation D under the Act and in reliance on similar exemptions under applicable state laws.  The shares of common stock and the shares of common stock underlying the warrants are restricted as defined in Rule 144 of the Securities Act of 1933.

The Company has signed a 62 month lease for new office space in Houston, Texas beginning March 15, 2008 from a third party for a base rate of $8,561 per month.

NOTE 9--RESTATEMENT

The Company determined that its compensation expense was understated by $288,000 in the quarter ended January 31, 2007 and needed to accrue in 2007 an amount of $288,000.  Additionally, compensation expense was understated by $481,500 for the year ended January 31, 2007.

Below is the detailed effect of the restatement for the year ended January 31, 2007:

	2007	2007
	As Reported	As Restated
Balance Sheet
ASSETS
Current Assets	$86	$86
Non-current Assets	$87,023	$87,023
TOTAL ASSETS	$87,109	$87,109

LIABILITIES
Current Liabilities	$1,870,144	$2,351,644
Non-current Liabilities	-	-
Total Liabilities	$1,870,144	$2,351,644

STOCKHOLDERS' EQUITY
Capital Stock	$38,449	$38,449
Additional Paid-in capital	$2,598,046	$2,598,046
Accumulated Deficit	$(4,419,530)	$(4,901,030)
TOTAL STOCKHOLDERS' EQUITY	$(1,783,035)	$(2,264,535)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,109	$87,109

STATEMENT OF OPERATIONS
Net Revenue	-	-
Total Operating Expenses	$128,343	$609,843
Loss from Operations	$(128,343)	$(606,843)
Other Expenses	-	-
Loss before Income Taxes	$(128,343)	$(609,843)
Provision for Income Taxes	-	-
Net Loss	$(128,343)	$(609,843)

Earnings (Loss) per common share (basic and diluted)	$(0.01)	$(0.02)

Weighted averages shares outstanding	18,917,389	18,917,389

STATEMENTS OF CASH FLOWS (6 Months)
Net Income (Loss)	$(1,908,657)	$(2,390,157)
Net cash used in operating activities	$(242,033)	$(242,033)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$124,400	$124,400
Net decrease in cash and cash equivalents	$117,633	$117,633

Index

Below is the detailed effect of the restatement for the quarter ended January 31, 2007:

	2007	2007
	As Reported	As Restated
Balance Sheet
ASSETS
Current Assets	$86	$86
Non-current Assets	$87,023	$87,023
TOTAL ASSETS	$87,109	$87,109

LIABILITIES
Current Liabilities	$1,870,144	$2,158,144
Non-current Liabilities	-	-
Total Liabilities	$1,870,144	$2,158,144

STOCKHOLDERS' EQUITY
Capital Stock	$38,449	$38,449
Additional Paid-in capital	$2,598,046	$2,598,046
Accumulated Deficit	$(4,419,530)	$(4,707,530)
TOTAL STOCKHOLDERS' EQUITY	$(1,783,035)	$(2,071,035)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,109	$87,109

STATEMENT OF OPERATIONS
Net Revenue	-	-
Total Operating Expenses	$128,343	$416,343
Loss from Operations	$(128,343)	$(416,343)
Other Expenses	-	-
Loss before Income Taxes	$(128,343)	$(416,343)
Provision for Income Taxes	-	-
Net Loss	$(128,343)	$(416,343)

Earnings (Loss) per common share (basic and diluted)	$(0.01)	$(0.02)

Weighted averages shares outstanding	26,911,277	26,911,277

STATEMENTS OF CASH FLOWS (6 Months)
Net Income (Loss)	$(1,908,657)	$(2,196,657)
Net cash used in operating activities	$(242,033)	$(242,033)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$124,400	$124,400
Net decrease in cash and cash equivalents	$117,633	$117,633

Index

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

We have incurred annual operating losses since our inception. As a result, at January 31, 2008, we had an accumulated deficit of $8,318,181. We had no gross revenues for the quarter ended January 31, 2008, and a loss from operations of $2,399,502. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2008 and thereafter.

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

As of January 31, 2008, we have current assets of $776,443, and current liabilities of $803,625, of which $539,837 is for an accrued liability.  In connection with the Manillo Settlement, the $105,000 convertible note has been replaced with a long term note with an original principal amount of $500,000. Additionally, as a result of the Manillo Settlement, in which the Series C Preferred Stock was returned to us, the derivative liability of $2,025,042 was reversed during the quarter ending October 31, 2007 and will no longer be reflected on our balance sheet on that date.  Our current liquidity position only allows us to meet nominal working capital needs.  We will need no additional funding to meet our working capital needs through fiscal 2008.  Beyond 2008, any failure to obtain such financing could force us to abandon or curtail our operations.

Index

We will need to raise additional funds to fund product development.

We have the funds to begin product development, coding and marketing  for our initial line of products.  We anticipate that we will need additional capital in excess of $5,000,000 to continue to fund and expand our business operations beyond 2008. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

Our auditor has substantial doubt as to our ability to continue as a going concern.

Our auditor's report on our July 31, 2007 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because at that time we did not have sufficient capital, we may have been required to suspend or cease the implementation of our business plans within 12 months. Because of the substantial doubt at that time as to whether we can continue as a going concern it may have been more difficult for us to attract investors.  Our future at that time was dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.  Subsequent to that time the Company has raised $2.9 million as of March 17, 2008 to fund our business operations through 2009.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the price of our stock has fluctuated between $22.00 per share and $0.03 per share since January 1, 2006. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, and general market and economic conditions, which are beyond our control.  In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

We lack an operating history which you can use to evaluate Exobox, making any investment in the Company risky.

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

Index

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

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. Exobox was granted its second patent, Application No. 7,281,266, issued on January 9, 2007 from the United States Patent and Trademark Office (USPTO). We currently have filed for 20 patent applications with the U.S. Patent Office and other foreign patent offices that relate to software security solutions. We rely upon our patent applications and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patent applications will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on us. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.

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

Index

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

RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the three and six months ended January 31, 2008 and 2007. The Company incurred $288,259 in research and development expenses since inception.

Index

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). The Company's G&A expenses for the three months ended January 31, 2007 and 2008 increased from $27,676 to $1,491,231, respectively. The increase was primarily due to ramping up the development of the company’s software and compensation expense.  Company income (loss) before income taxes for the three months ended January 31, 2007 and 2008 changed from $(416,343) to $(2,400,427). The change was primarily due to payment of back pay to the Company’s officers.

LIQUIDITY AND CAPITAL RESOURCES. As of January 31, 2008, the Company had working capital deficit of $27,182. As of January 31, 2007, the Company’s working capital deficit was $2,351,558. During the periods from July 31, 2007 through January 31, 2008 and July 31, 2006 through January 31, 2007, the Company's working capital deficit decreased by $3,717,759 and increased by $2,385,824. The increase in working capital was the result of exchanging the convertible derivative note for a promissory note and raising additional capital.  The decrease was the result of a derivative liability from the convertible derivative note.

The Company will not require additional capital to support the development stage activities of the development of its proprietary software. There can be no assurance that any additional required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last two years by the $3,900,000 equity raised from its two private placements, a $500,000 unregistered sale of its securities and non interest bearing loans from the companies officers and affiliates.

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

EXOBOX TECHNOLOGIES CORP.

Dated: March 24, 2008	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: March 24, 2008	By: /s/ Michael G. Wirtz
Michael G. Wirtz Chief Financial Officer
(Principal Financial and Accounting Officer)