Form 10QSB
period 2008-04-30
Exobox Technologies Corp.
filed 2008-06-17
CIK 1335002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Outstanding Common stock, par value $0.001 per share as of June 16, 2008:  397,610,506 shares

EXOBOX TECHNOLOGIES CORP.
FORM 10-QSB FOR THE QUARTER ENDED April 30, 2008

Index

EXOBOX TECHNOLOGIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	April 30, 2008	July 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,645,166	$8,363
Other Current Assets	12,472	14,000
Total Current Assets	1,657,638	22,363

Property and Equipment, net	38,268	12,164
Patents	67,233	67,233
Intangibles, net	5,984	3,290
TOTAL ASSETS	$1,769,123	$105,050

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts Payable	$37,908	$46,148
Accounts Payable-Stockholder	890	4,461
Accrued Liabilities	366,202	1,391,853
Advances from Stockholder	44,000	194,800
Convertible Note Payable	-	105,000
Derivative Liability	-	2,025,042
Total Current Liabilities	449,000	3,767,304

Note Payable	500,000	-
Total liabilities	949,000	3,767,304

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 6,378 shares issued and outstanding at April 30, 2008 and 2,031,986 shares issued and outstanding at July 31, 2007	6	2,032

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 17,668 shares issued and outstanding at April 30, 2008 and 660,132 shares issued and outstanding at July 31, 2007	18	661

Series C convertible preferred stock, $0.001 par, 25,000 shares authorized, 0 shares issued and outstanding at April 30, 2008 and 19,400 shares issued and outstanding at July 31, 2007	-	19

Series D convertible preferred stock, $0.001 par, 110,150 shares authorized, 0 shares issued and outstanding at April 30, 2008 and 104,992 shares issued and outstanding at July 31, 2007	-	105

Class A Common stock, $0.001 par value, 9,939,101 shares authorized 0 shares issued and outstanding at April 30, 2008 and 9,939,101 shares issued and outstanding at July 31, 2007	-	9,939

Common stock, $0.001 par value, 500,000,000 shares authorized, 396,855,506 shares issued and outstanding at April 30, 2008 and 78,172,639 shares issued and outstanding at July 31, 2007	396,856	78,173

Additional paid-in capital	9,629,871	2,736,566
Deficit accumulated during the development stage	(9,206,628)	(6,489,749)
Total stockholders' Equity (deficit)	820,123	(3,662,254)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,769,123	$105,050

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2008		Three Months Ended April 30, 2007 (restated)	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007 (restated)	Inception (January 21, 2002) to April 30, 2008
Revenues		$-	$-	$-	$-	$-

General & Administrative		162,857	48,942	274,493	276,858	2,252,083
Depreciation and amortization		2,583	2,167	6,919	6,503	20,563
Professional Fees		451,783	48,119	1,796,483	143,941	3,035,736
Payroll Expenses		271,108	289,500	2,264,908	877,779	2,744,344
Software development expense		-	-	-	243	446,393
Research and Development		-	-	-	-	288,259

Total Operating Expenses		888,331	388,728	4,342,803	1,305,324	8,787,378

Loss from Operations		(888,331)	(388,728)	(4,342,803)	(1,305,324)	(8,787,378)

Other Income (Expense):
Gain (Loss) on derivatives		-	(387,570)	1,630,042	(1,861,129)	(295,000)
Interest Expense		(116)	-	(4,119)	-	(124,250)
Total Other Income (Expenses)		(116)	(387,570)	1,625,923	(1,861,129)	(419,250)

Loss Before Income Taxes		(888,447)	(776,298)	(2,716,880)	(3,166,453)	(9,206,628)

Provision for Income Taxes		-	-	-	-	-

Net Loss		$(888,447)	$(776,298)	$(2,716,880)	$(3,166,453)	$(9,206,628)

Basic and diluted
Net Loss per common share-basic and diluted	$	(0.00)	$(0.02)	$(0.01)	$(0.12)

Weighted average shares outstanding-basic and diluted		395,075,784	43,522,004	285,003,256	26,938,674

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months	9 Months	Inception (January 21, 2002)
	Ended	Ended	to
	April 30,	April 30,	April 30,
	2008	2007	2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,716,880)	$(3,166,453)	$(9,206,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,417,800	-	2,167,800
Warrant issued for consulting services	434,165	-	446,660
Stock issued for services	1,079,138	769,500	1,252,138
Depreciation and amortization	6,919	6,503	20,562
(Gain) Loss on derivatives	(2,025,042)	1,961,129	5,000
Loss on debt extinguishment	395,000	-	395,000

Changes in operating assets and liabilities:
Prepaid and other current assets	1,528	-	(12,472)
Accounts payable	(8,240)	126,325	37,909
Accrued liabilities	404,003	13,138	1,796,582
Accounts payable to shareholders	(3,571)	2,485	890
NET CASH USED IN OPERATING ACTIVITIES	(1,015,180	(287,373)	(3,096,559)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	-	(67,233)
Investment in intangible assets	(5,000)	-	(12,700)
Investment in property and equipment	(30,717)	-	(52,114)
NET CASH USED IN INVESTING ACTIVITIES	(35,717)	-	(132,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	2,825,000	-	4,699,000
Advances from stockholder	133,990	130,862	400,702
Proceeds from warrants exercised	13,500	-	31,500
Repayment of advances from stockholders	(284,790)	(56,863)	(357,430)
Convertible note proceeds (payments)	-	100,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,687,700	173,999	4,873,772
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,636,803	(113,374)	1,645,166
Cash and cash equivalents at beginning of period	8,363	117,719	-
Cash and cash equivalents at end of period	$1,645,166	$4,345	$1,645,166

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,119	$-
Cash paid for income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$260,221	-
Series C preferred shares cancelled	19	-

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Exobox Technologies Corporation, a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Exobox’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, July 31, 2007, as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

From Inception to April 30, 2008, Exobox has accumulated losses of $9,206,628. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital if it feels the $2.9 million that has been raised isn’t sufficient to continue its coding of its software and introduce the resulting product to market. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

NOTE 3 – RELATED PARTIES

Accounts payable to stockholders represent amounts owed to stockholders primarily for reimbursement of general and administrative costs paid on behalf of Exobox.  Accounts payable to stockholders totaled $890 at April 30, 2008 and $4,461 at July 31, 2007.

Certain of Exobox’s stockholders have advanced cash to the company for working capital purposes.  The advances are payable upon demand and do not accrue interest.  Advances totaled $44,000 at April 30, 2008 and $194,800 at July 31, 2007.

NOTE 4 – STOCKHOLDERS’ EQUITY

In February 2008, the Company raised a total of $1,825,000  through its Private Placement and issued a total of 18,250,000 shares of Company common stock and warrants to purchase a total of 3,650,000 shares of Company common stock.

The proceeds of the offering were allocated based on the relative fair market value of the common stock issued in relation to the equity raise and the warrants.  The relative fair value of the warrants was $613,169.  Black-Scholes was used to estimate the fair value of the warrants.  The offering was closed on February 2008.

The warrants are exercisable at a price of $1.00 per share and expire in December 2011.  If fully exercised, the warrants will produce an additional $3,650,000 in proceeds for the Company.  The warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

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

Index

On June 18, 2007 Exobox filed with the SEC an S-8 registration statement registering 20,000,000 shares reserved for officers, directors, consultants and key employees of Exobox.

WARRANTS
At April 30, 2008, Exobox had outstanding and exercisable warrants to purchase an aggregate of 11,692,500 shares of common stock. The weighted average remaining life is 3.2 years and the weighted average price per share is $0.61 per share as follows:

The status of the warrants as of April 30, 2008, is as follows:

		Weighted
		Average
		Exercise
Warrants Outstanding and Exercisable	Warrants	Price
OUTSTANDING, July 31, 2006	4,550,000	$0.20
Granted	-	-
Expired	-	-
Exercised	(90,000)	$0.20
OUTSTANDING, July 31, 2007	4,460,000	$0.20
Granted	7,300,000	$0.86
Expired	-	-
Exercised	(67,500)	$0.20
OUTSTANDING, April 30, 2008	11,692,500	$0.61

Following is the details of warrants outstanding as of April 30, 2008
Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
4,342,500	10/31/2010	2.50	$$0.20
1,500,000	9/24/2012	4.42	$$0.30
50,000	7/31/2011	3.25	$$0.25
5,800,000	12/31/2011	3.77	$$1.00

For the quarter ended April 30, 2008, no warrants were exercised.

NOTE 5 – SUBSEQUENT EVENTS

In May, 2008, the Company tendered payment to Manillo of $100,000 for payment in full of the $500,000 new promissory note under the early payment provisions of the Note.

In May, 2008, the Company issued 255,000 S-8 common shares to consultants for services provided to the company and 500,000 restricted common shares to an employee as part of the employee’s agreement with the Company.

NOTE 6--RESTATEMENT

The Company determined that its compensation expense was understated by $288,000 in the quarter ended April 30, 2007 and needed to accrue in 2007 an amount of $288,000.  Additionally, compensation expense was understated by $769,500 for the nine month period ended April 30, 2007.

Below is the detailed effect of the restatement for the as of and for the nine month period ended April 30, 2007:

Index

	2007	2007
	As Reported	As Restated
Balance Sheet
ASSETS
Current Assets	$4,345	$4,345
Non-current Assets	$84,855	$84,855
TOTAL ASSETS	$89,200	$89,200

LIABILITIES
Current Liabilities	$2,360,531	$3,130,031
Non-current Liabilities	-	-
Total Liabilities	$2,360,531	$3,130,031

STOCKHOLDERS' EQUITY
Capital Stock	$52,334	$52,334
Additional Paid-in capital	$2,584,161	$2,584,161
Accumulated Deficit	$(4,907,826)	$(5,677,326)
TOTAL STOCKHOLDERS' EQUITY	$(2,271,331)	$(3,040,831)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,200	$89,200

STATEMENT OF OPERATIONS
Net Revenue	-	-
Total Operating Expenses	$535,824	$1,305,324
Loss from Operations	$(535,824)	$(1,305,324)
Other Expenses	(1,861,129)	(1,861,129)
Loss before Income Taxes	$(2,396,953)	$(3,166,453)
Provision for Income Taxes	-	-
Net Loss	$(2,396,953)	$(3,166,453)

(Loss) per common share (basic and diluted)	$(0.09)	$(0.12)

Weighted averages shares outstanding	26,938,674	26,938,674

STATEMENTS OF CASH FLOWS (9 Months)
Net Income (Loss)	$(2,396,953)	$(3,166,453)
Net cash used in operating activities	$(287,373)	$(287,373)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$173,999	$173,999
Net decrease in cash and cash equivalents	$113,374	$113,374

Below is the detailed effect of the restatement for the quarter ended April 30, 2007:

	2007	2007
	As Reported	As Restated

STATEMENT OF OPERATIONS
Net Revenue	-	-
Total Operating Expenses	$100,728	$388,728
Loss from Operations	$(100,728)	$(388,728)
Other Expenses	(387,570)	(387,570)
Loss before Income Taxes	$(488,298)	$(776,298)
Provision for Income Taxes	-	-
Net Loss	$(488,298)	$(776,298)

Earnings (Loss) per common share (basic and diluted)	$(0.01)	$(0.02)

Weighted averages shares outstanding	43,522,004	43,522,004

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

We have incurred annual operating losses since our inception. As a result, at April 30, 2008, we had an accumulated deficit of $9,206,628. We had no gross revenues for the quarter ended April 30, 2008, and a loss from operations of $888,331. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2008 and thereafter.

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

As of April 30, 2008, we have current assets of $1,657,638, and current liabilities of $449,000, of which $366,202  is for an accrued liability.  In connection with the Manillo Settlement, the $105,000 convertible note has been replaced with a long term note with an original principal amount of $500,000.  In May, 2008, Company tendered payment to Manillo of $100,000 for payment in full of the $500,000 new promissory note under the early payment provisions of the Note.  Additionally, as a result of the Manillo Settlement, in which the Series C Preferred Stock was returned to us, the derivative liability of $2,025,042 was reversed during the quarter ending October 31, 2007 and will no longer be reflected on our balance sheet on that date.  Our current liquidity position only allows us to meet nominal working capital needs.  We will need no additional funding to meet our working capital needs through fiscal 2008.  Beyond fiscal 2008, any failure to obtain such financing could force us to abandon or curtail our operations.

We will need to raise additional funds to fund product development.

We have the funds to begin product development, coding and marketing  for our initial line of products.  We anticipate that we will need additional capital in excess of $5,000,000 to continue to fund and expand our business operations beyond 2009. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

Index

Our auditor has substantial doubt as to our ability to continue as a going concern.

Our auditor's report on our July 31, 2007 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because we may not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within 12 months. Because of the substantial doubt as to whether we can continue as a going concern it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the price of our stock has fluctuated between $22.00 per share and $0.03 per share since September 15, 2005. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, and general market and economic conditions, which are beyond our control.  In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

Index

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

Index

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

We rely upon key personnel and if any one leaves us our business plan and our business operations could be adversely affected.

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

RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the three and nine months ended April 30, 2008 and 2007. The Company incurred $288,259 in research and development expenses since inception.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). The Company's G&A expenses for the three months ended April 30, 2007 and 2008 increased from $48,942 to $162,857, respectively. The increase was primarily due to ramping up the development of the company’s software.   Loss before income taxes for the three months ended April 30, 2007 and 2008 changed from $(776,298) to $(888,447). The change was primarily due to payment of professional fees.

LIQUIDITY AND CAPITAL RESOURCES. As of April 30, 2008, the Company had working capital of $1,208,638. As of April 30, 2007, the Company’s working capital deficit was $2,356,186. During the period from July 31, 2007 through April 30, 2008, the Company's working capital increased by $4,953,579. The increase in working capital was the result of exchanging the convertible derivative note for a promissory note and raising additional capital.

The Company will not require additional capital to support the development stage activities of the development of its proprietary software. There can be no assurance that any additional required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last three years by the $3,900,000 equity raised from its two private placements, a $500,000 unregistered sale of its securities and non interest bearing loans from the companies officers and affiliates.

Index

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

EXOBOX TECHNOLOGIES CORP.

Dated: June 17, 2008	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: June 17, 2008	By: /s/ Michael G. Wirtz
Michael G. Wirtz Chief Financial Officer
(Principal Financial and Accounting Officer)