Form 10KSB
period 2008-07-31
Exobox Technologies Corp.
filed 2008-11-12
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2008
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
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the common stock held by non-affiliates of the registrant was $20,929,094.56, based on the closing price on the OTCBB market on November 10, 2008.

As of November 10, 2008, 401,878,548 shares of the registrant's common stock were outstanding.

EXOBOX TECHNOLOGIES CORP.
INDEX TO FORM 10-KSB

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Overview

 Exobox was established a network and data security development company to capitalize upon the growing need for a modern, reliable, efficient, effective and proactive network and data security solution.   Keeping computers, networks and data safe continues to be a pressing problem and traditional solutions have been ineffective in providing a strong platform for protection. We believe the products we are developing products that will provide proactive solutions that assist IT users in managing and protecting their infrastructure assets and data.

Over time we intend to deliver a comprehensive and diverse set of security products and services to large enterprises, governments, small and medium-sized businesses, and consumers on a worldwide basis. We plan to develop a product delivery ecosystem for our products that includes direct, inside, and channel sales resources, as well as various relationships with original equipment manufacturers, or OEMs

Key drivers of our product development include the ever-increasing quantity of data being collected, and the need for that data to be protected, recoverable, and accessible at all times. Other factors driving demand for our solutions include the increasing number of Internet users, PDA’s, computing devices, and companies conducting business online, and the increasing importance of document retention and regulatory compliance solutions.

Over the last three years, we have developed proprietary, patented and patent-pending software technologies that we believe meet this need by providing computers and data such protection while differentiating ourselves from our competitors.

History

We were originally incorporated in December 1999 in the State of Nevada and we changed our name to Exobox Technologies Corp. in September 2005. On September 15, 2005, TMI Acquisition Corp., a newly formed, wholly-owned subsidiary of Exobox Nevada, merged into Exobox Technologies Corp., a Delaware corporation, and the shareholders of Exobox Delaware received 3,513,845 shares of Exobox Nevada convertible preferred stock.

During August, September and October 2007, substantially all of the holders of the all of our Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock converted into shares of our common stock.  Due to the conversions we exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 187,062,449 shares of our common stock for 2,031,986 shares of Series A Preferred Stock, (iii) 58,041,041shares of our common stock for 660,132 shares of Series B Preferred Stock and (iv) 14,013,930 shares of our common stock for 104,992 shares of Series D Preferred Stock.  Therefore, as of January 7, 2008, there are no longer any shares of Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

Index

Effective September 10, 2007, we entered into a settlement agreement and mutual release with Manillo Investments, Ltd (“Manillo Settlement”), pursuant to which we agreed to issue Manillo Investment, Ltd a new promissory note in the principal amount of $500,000 with principal and accrued interest due in five years in exchange for Manillo Investment, Ltd. (i) cancelling a convertible note with an outstanding balance as of July 31, 2007 of $105,000, (ii) terminating the securities purchase agreement issued in connection with the convertible note, and (iii) assigning the Series C Preferred Stock owned by Manillo Investment, Ltd. to us.  Therefore as a result of the Manillo Settlement, there is no Series C Preferred Stock outstanding. On June 12, 2008 we paid off the $500,000 Manillo promissory note for $100,000 in cash.

The Industry and Markets

Keeping data and computer networks safe continues to be a pressing problem for individuals, banks, government institutions and millions of businesses. One security compromise alone can wipe out thousands of dollars worth of vital transactions or destroy costly equipment.  One stolen or lost laptop can result in thousands or millions of personal information records reaching the wrong hands.   While some large companies have worked to strengthen network security, most have accepted data loss and security compromises as the cost of doing business in the information age.

Securing a network and its data and complying with policies and regulations has been a difficult and expensive process.  Most security approaches are difficult to deploy and maintain or lack effectiveness.  Unfortunately, hackers are proving they can stay ahead of the curve and are too often capable of defeating current defenses.  The modern enterprise needs a modern approach for protection.  Our information-dependent society, with its expanding e-commerce economy needs a real solution to this serious and ever-increasing threat.

Historically, traditional enterprise, network security market (ENP) and endpoint computer security market (EPP), have been historically characterized by endpoint antivirus, personal firewall (PFW) and other related software and appliances. This simplified security framework has been eclipsed by a broader suite of related security technologies. Basic component technologies in EPP suites include antivirus, antispyware, host-based intrusion prevention (HIPS) and a PFW. These have become tools in a broader toolkit of an enterprise’s complete security solutions suite. Advanced ENP and EPP suites now include more targeted security functionalities such as network access control (NAC) and data protection technologies, such as DLP and full disk encryption. By combining multiple technologies into a single management framework, advanced ENPs and EPPs will provide lower costs and broader scope as they expand their reach into both network security and data security.

Due to the fundamental architecture of our technology, our goal is to develop variations which will result in several different products reaching across the spectrum of EPP, including, but not limited to:

•	Enterprise & endpoint security

•	Data leak/loss prevention

•	Data access & change control

•	Data retention & recovery

•	Data auditing & reporting

•	Data and environment mobility

•	Software piracy protection

The market for security technology continues to experience attractive growth as global use of the Internet becomes more ubiquitous and governmental regulation relating to data security becomes increasingly stringent. Consider the following market statistics:

•	According to Internet World Stats, 1.407 billion people used the internet as of June 30, 2008 and it is expected to grow to approximately 1.650 billion by 2010.

•	According to Gartner, Inc., worldwide spending on security technology was $35 billion in 2007 of which:

o	Network security equipment represented 16%

o	Security software represented 27%, and

o	Security services represented 57%.

Index

•	Also according to Gartner, Inc., worldwide security software sales were $7.4 billion in 2005, projected to be $10.5 billion in 2008, and reach $13 billion in 2012.

•
Based on market research, the market for our first product, Exobox DLP, has experienced a compound annual growth rate exceeding 270% over the last 3 years, and is estimated by us to soon grow to greater that $2.5billion annually.

Products Under Development

The Exobox SECURE™ Solutions Suite (f.k.a. SUEZ) is a proactive, complete, data protection solution currently under development. Our first product of this suite is focused on data loss prevention (“DLP”). We expect to have this product to market in the first half of 2009.

Exobox DLP (f.k.a. IP Tracking Module) –  Our DLP product, the first application of our information lifecycle management suite, is designed to control who can look at or alter any data accessible by endpoint users and other applications providing an essential layer of security for an enterprises’ sensitive and confidential data. We believe this will provide users with the tools necessary for an enterprise to protect its intellectual property (“IP”), as well as meet the requirements of regulatory compliance relating to sensitive and confidential data control, privacy, and protection. Due to the fundamental architecture of our technology, our goal is to develop variations which will result in several different products reaching across the spectrum of Enterprise Network Protection (“ENP”) and Endpoint Protection (“EPP”).

Current market penetration levels of DLP type solutions within the medium to large enterprise segment is below five percent.  If our anticipation is correct, market penetration levels will increase to close to 100% as regulations enforce proactive DLP as mandatory for compliance.

Exobox Confidential Data Discovery & Identification –Exobox / Data Discovery automatically scans the enterprise in search for critical data enabling to discover where critical data exists in an enterprise.   Sources of data can be flat files, databases, structured or unstructured sources of data, emails and any data created on the network (printed documents, memory sticks, email attachments, etc.) on literally any device that connects with the network.  Classification is done by scanning data segments inside of files that match confidential data patterns. Once data has been identified as critical, it is centrally monitored enabling continuous tracking similar to the way packages are tracked by FedEx or UPS.  Auditors can see at any time where confidential data is, where it was, who accessed it and what its intended life cycle is.

Exobox Data Audit & Reporting (f.k.a. Policy Enforcement Module) –This product provides information needed for compliance reviews by providing businesses concrete evidence of who accessed or changed corporate data and IT administrators help in identifying the where-abouts of (sensitive) data. Functionally, it logs every access to a file, every movement of sensitive data, stores information on a central server and contains standard presentation interfaces with a dashboard UI and reporting features. This products falls under the data life cycle management security segment and plays with compliance standards such as GLBA, HIPAA, SOX, among others.

Exobox Data Access & Change Control (formerly part of SUEZ Policy Enforcement) – This product controls who can look at or alter any data accessible by an endpoint such as users or other applications. Based on out-of-the box policies that meet the vast majority of regulatory compliance standards enforcement, this application functionally performs file request evaluation at end user nodes, and based on policy, indicates whether the requestor can access or change the requested file. If a potential breach occurs, the application will log the event, stop the request, prompt the user, and perform any other activities defined by the policy. Unless specified by other Identity Management and Access Control systems the enterprise may have in place, default policy states that applications can only change data under that application.  It also states that the application can only look at its own data, other than operating system executables. This product falls under the anti-virus segment and assists in complying with regulation standards – HIPAA, SOX, FISMA, GLBA, PCI. Virtually all industries are candidates for this product.

Exobox Data Retention & Recovery (f.k.a. Disaster Recovery Module) – This product controls how data will be phased out of use.  Policy defines what happens to data after absolute or relative times, or use-based metrics such as aggregate, archive, back up, delete, expectations related to accessing the data after archive, incremental change-based backups, web relationship backups, etc. This product falls under the data life cycle management business segment and plays with compliance standards such as GBLA, SOX, HIPAA, among many others.

Exobox Desktop Mobility (f.k.a. Data Stick) – This product allows users to transfer his/her desktop/workspace as well as all data to any compatible computer that can run the same OS. By plugging the Exobox Data Stick into any compatible computer, the user causes that computer to replicate the user’s original computing environment, including clock cycles, memory, operating system, as well as the user’s wallpaper, URL history, documents, Outlook contacts and any other unique settings the user chooses.  All data changes done during the session(s) will be saved only to the Exobox Data Stick.  Upon completion of working on the hosting computer, all traces of the mobile user will be erased.  This product falls under the Mobile User segment and plays an important role in enabling true security and data protection for the Mobile user.

Index

Key technology functionalities

•	Endpoint interception technology

o	All file I/O requests

o	Major applications: MS-Office

•	Content Recognition

o	Ability to take defined confidential data patterns and recognize data with matches

•	Encryption

o	High powered encryption protected by advanced key system

o	Primary method of ensuring total data security

•	Centralized Encryption Key Management

o	Totally controls the keys to the kingdom, while still allowing for needed (internal and external) business to take place

•	Allowance for portable data access

o	Temporary keys with time or access expiration

o	Other authentication mechanisms used with local keys

o	Local only version of key server access

Business Model and Growth Strategy

The global market for such software is expanding rapidly as more enterprises search for proactive, effective solutions to ever increasing threats and the demands of increasing regulatory compliance.  We intend to structure our business on a business-to-business licensing model. In doing so, we plan to build an efficient eco-system by identifying the key providers in certain industries, geographic territories and market segments – including Internet service providers, banks and financial institutions, government agencies, software makers, computer hardware manufacturers, home PC users, business PC users, educational institutions, and e-commerce companies – and license the software for use by those institutions. We believe this model will eliminate significant expenses for inventory control, distribution, end user tech support and payroll.

Furthermore, our business strategy is to license our technology on a selective and worldwide basis to OEM, computer and software development and services companies which design and implement software and network systems for end users.  Such companies include, but are not limited to IBM, Accenture, Bearingpoint, HP/EDS, CSC Computer Sciences Corp. and Perot Systems.  OEMs may include companies such as Dell, HP, Apple, and Seagate, among many others.  To date, we have not entered into any arrangement or agreement with any of the above referenced companies.

Index

Key elements of the business model we intend to implement include:

Target Leading Systems Companies in Multiple Large Markets. We intend to target systems companies in markets that we believe represent the greatest potential for sales of our products. We believe that by targeting these market leaders, we will place competitive pressure on other industry participants to license our core technology. We intend to actively participate with our licensees in their marketing and selling efforts to systems companies, develop applications, notes and other technical material to promote and support our technology in the marketplace, and provide technical support to licensees which have adopted our products.

Leverage Business Model by Sharing Research and Development Efforts with Licensees. We believe that cooperative development efforts with our licensees will allow us to improve our technology and bring additional products and variations of our technology to market faster, cheaper and with broader support than would be possible if we were to attempt to develop, manufacture or sell our products on our own. While all the development of the fundamental technology and much of the specific process implementation will be done by us, we envision that a significant portion of the specific process implementation will be accomplished by the partner licensees.  By spreading the cost of developing add-ons to our technology among all our licensees, which we will consider to be our partners in development, we believe our business model will permit us to maintain a relatively low cost structure and devote a relatively large portion of our resources to further research and development efforts which are directly related to our fundamental technology.

Generate Revenue through a Combination of Licensing Fees and Royalties. We anticipate that in addition to gross royalties, licensees will generally pay a license fee to us. Part of these fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us.

Royalties, which are generally a percentage of the gross revenues that will be received by licensees on sales of their products based on our technology, will normally be payable by a licensee on sales occurring during the license term. For a typical systems application of our technology, we anticipate that we will receive royalties from the sale as they are shipped by our licensees. We currently anticipate that gross sales royalty rates will range from approximately 3% to 7%, to 50% to 70% depending on the product and volume and in some cases may decline based on the passage of time or on the total volume. The exact rate and structure of a royalty arrangement with a particular licensee may depend on a number of negotiated factors, including the amount of the license fee to be paid by the licensee and the marketing and engineering commitment made by the licensee.

Maintain Technology Leadership. We believe that we are developing advanced products for the protection of data and computer and network security and we are committed to continuing research and development efforts, both internally and in conjunction with our future partner licensees, to further improve our products and technologies. We plan to continue our emphasis on research and development by assigning significant portions of our current and future engineering staff to developing future generations of our fundamental technology.

Marketing and Sales

Consistent with our business model, we will focus our sales and marketing activities on two parallel paths, Direct and Indirect.

The Direct sales path is intended to establish the bridgehead of implemented references and show case customers.  Brand awareness campaigns and activities will compliment the Direct sales force efforts, leveraging the show case successes.  Some of our sales efforts may be targeted to senior executives and IT department personnel who are responsible for managing a company’s IT initiatives. We will be vertically focused on well known, IT Security thirsty companies especially those that have a strong need for regulation compliancy and confidential mission critical businesses.

The Indirect path is Exobox’s longer term strategy.  Our objective is to streamline our business through a broad eco-system of collaborated partnerships, which include value-added resellers, or VARs, large account resellers, or LARs, distributors, system integrators, or SIs, and OEMs, that rely on and strengthen each other, ultimately delivering solid added business value turn-key IT security solutions.  We’re building relationships with a variety of companies, such as integrators, value added resellers, security consultants and technology alliances.  Ultimately, the Exobox customer will have a turn key solution from definition to deployment from this eco-system.  Building this eco-system requires a significant efforts, and therefore needs a longer runway for take off.  We will always need our in-house direct sales force to feed the channel with qualified leads and hand hold the channel during sales efforts as necessary.

The combination of Direct and Indirect sales efforts will ensure fast market penetration while in parallel building and strengthening our long term strategy of an Indirect channel model.

Hand in hand with the sales strategy, we are building a strong awareness and lead generation engine to feed the channel and sales organization.  Our approach is to capitalize on traditional marketing activities such as industry trade shows, webinar and seminar series, and the likes in parallel to aggressive eMarketing initiatives, meaning SEO (Search Engine Optimization) and SEM (Search Engine Marketing) efforts.  We are building our eMarketing foundation on a Web2.0 architecture with tailored landing pages guiding the visitor through a personalized visit, hand holding the visitor all the way through to the purchasing of a solution/product.  Exobox’s team of Security experts will be recognized bloggers, known for their subject matter expertise, establishing Exobox in the market as the people that innovate and deliver solutions that work and help companies.

Index

Our objective in our awareness campaign is to communicate the message that Exobox Technologies is an innovative and evangelist company in the IT Security market, building and delivering IT Security solutions that help our customers safely do business, grow and thrive without having to feel the pain of eFraud and modern IT Security threats.

Research and Development

 Our research and development efforts over the last three years have resulted in the filing of more than twenty-two patent applications for our technology with additional patent applications forthcoming.  We intend to focus our programming efforts on creating new applications from our current and new technologies. Currently, we have identified several different applications which we intend to build, if we obtain needed capital.

Competition

The markets for the products we plan to build are intensely competitive and are subject to rapid changes in technology. We expect competition to continue to increase in the future. We believe that the principal competitive factors affecting these markets include, but are not limited to performance, functionality, quality, customer support, breadth of product group, frequency of upgrades and updates, integration of products, manageability of products, brand name recognition, reputation, global reach and price.

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

Data Leak/Loss Prevention. Current market penetration levels of Data Loss Prevention (DLP)-type solutions within the medium to large enterprise segment are below 5%.  If our anticipation is correct, penetration levels will increase to close to 100% as the continued tightening and strengthening of regulations enforce proactive DLP as mandatory for compliance.

The competitive landscape within the DLP segment includes large and small vendors.  The currently low penetration level of DLP solutions is one important indicator that the available products are not good enough to address customer demands.  The products are difficult to implement, interfere with workflow within a business and are expensive to own.  We see this as an attractive opportunity to design and develop a product based on our technology, that addresses the proactive DLP challenge as well as addresses the short falls currently available products have.

Anti-Virus. Our principal competitors in the anti-virus market are Symantec, McAfee and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, F-secure, Panda Security, and Dr. Ahn’s are also showing growth in their respective markets. As a result of its GeCAD Software acquisition, at some point we may also compete directly against Microsoft in the consumer market, although an OEM relationship is also a possibility.

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

Protection of Intellectual Property

We have filed twenty-two patent application and fifteen trademark application protecting our intellectual property.  We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have a number of registered trademarks and currently hold patents in the United States, as well as patent holdings in other countries, relating to our technology and trade names. We have regularly filed other applications for patents and trademarks in order to protect proprietary intellectual property that we believe are important to our business.

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

Index

To mitigate these risks, we intend to implement worldwide strategies on multiple intellectual property fronts. As part of this comprehensive strategy, we intend to initiate plans for our SOS (Secure Operating System, a foundational element of our technology) technology in respect to both domestic and foreign filings.  With regard to the foreign filings, patent applications covering the SOS technology have been submitted in eleven different foreign countries.

Employees

We presently have seven employees.

Legal Proceedings

We have no legal proceedings at this time and are unaware of any legal proceedings that may be pending against us.

Facilities

Our current headquarters are located at 2121 Sage Rd, Suite 200, Houston, Texas 77056.

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

We have incurred annual operating losses since our inception. As a result, at July 31, 2008, we had an accumulated deficit of $9,952,921. We had no gross revenues for the year ended July 31, 2008, and a loss from operations of $3,217,597. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2009 and thereafter.

We will not be able to continue our business operations unless we raise additional financing.

We are a development stage company and as such have generated no revenues or profits to date.  Our success will depend on the ability to attract external financing for our working capital needs and to develop our patent rights in connection with our software solutions.  As of the date hereof, we do not have sufficient funding to satisfy our working capital needs or to develop the full line of products and, the failure to obtain sufficient funding, will preclude us from conducting meaningful business operations. We have historically financed our operations through best efforts private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all.

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of July 31, 2008, we have current assets of $851,938 and current liabilities of $482,668.  In connection with the Manillo Settlement, the $105,000 convertible note has been replaced with a long term note with an original principal amount of $500,000.  In June of 2008, the $500,000 note was paid in full.   Additionally, as a result of the Manillo Settlement, in which the Series C Preferred Stock was returned to us, the derivative liability of $2,025,042 was reversed in the quarter ending October 31, 2007 and is no longer reflected on our balance sheet on that date.  Our current liquidity position only allows us to meet nominal working capital needs.  We will need $6,000,000 to meet our working capital needs through fiscal 2009.  Any failure to obtain such financing could force us to abandon or curtail our operations.

We will need to raise additional funds to fund product development and acquisitions.

Index

Our cash does not afford us adequate liquidity to fund our product development.  In order to fund our full product development, including marketing and testing, we will need to raise at least $9,000,000.  We may also issue additional shares of common stock to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

Ours auditor has substantial doubts as to our ability to continue as a going concern.

Our auditor's report on our July 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because we do not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within 12 months. Because we have been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the price of our stock has fluctuated between $1.15 per share and $0.03 per share since January 1, 2007. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, and general market and economic conditions, which are beyond our control.  In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

Index

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

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. Exobox received a formal “Notice of Allowance” from the United States Patent and Trademark Office (USPTO) for its second patent, Application No. 11/591,112, issued on August 9, 2007. We currently have filed for 22 patent applications with the U.S. Patent Office and other foreign patent offices that relate to software security solutions. We rely upon our patent applications and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patent applications will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on us. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.

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

Index

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

We rely on our executives for our success. Their experience and inputs create the foundation for our business and they are responsible for the implementation and control over our development activities. We currently have five employment contracts and we do not hold “key man” insurance on any of these people. Moving forward, should they be lost for any reason, we will incur costs associated with recruiting replacement personnel and could face potential delays in operations. If we are unable to replace any one of them with other suitably trained individuals, we may be forced to scale back or curtail our business plan. As a result of this, your securities in us could become devalued.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock is listed on the OTC Bulletin Board, however, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY

During 2008 we leased approximately 6,178 square feet of office space in a building located at 2121 Sage Road, Suite 200, Houston, Texas 77056. The premises are leased from an arms-length third party, pursuant to a lease agreement at the rate of $9,781.83 per month.

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

On July 29, 2008, Stephen Webster, Assistant Director in the Fort Worth office of the United States Securities Exchange Commission (“Commission”), provided a letter to Exobox indicating that the Commission’s formal investigation of the Company and its management commenced in 2006 has been terminated (“Termination Letter”). The Termination Letter, addressed to Thomas Pritchard of Brewer & Pritchard, P.C. and Jason Lewis of Locke Lord Bissell & Liddell LLP, the Company’s outside securities counsel, states that the Commission’s investigation of the Company styled, In the Matter of Exobox Technologies Corp. (FW – 3056), “has been completed as to Exobox Technologies Corp., its Chief Executive Officer, Robert Dillon and its other officers and directors, against whom we do not intend to recommend any enforcement action by the Commission.”

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded under the stock symbol “EXBX” on the over-the-counter Pink Sheets market. The chart below breaks down the high and the low prices for our last two fiscal years which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. The trading price for our common stock has been, and we expect it to continue to be, volatile. During 2008, 2007 and 2006, the high and low prices were as follows:

Quarter Ended	High	Low
July 31, 2008	$0.30	$0.078
April 30, 2008	$0.48	$0.20
January 31, 2008	$0.30	$0.03
October 31, 2007	$0.45	$0.20
July 31, 2007	$0.55	$0.35
April 30, 2007	$1.15	$0.15
January 31, 2007	$0.55	$0.35
October 31, 2006	$0.60	$0.25

On November 10, 2008 the last sales price of our common stock was $0.11 per share.

Holders

The approximate number of holders of record of our common stock is 2,148.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.

Recent Sales of Securities

On September 28, 2007, two unaffiliated third parties exercised warrants to purchase an aggregate of 45,000 shares of our common stock at $0.20 per share.

On October 5, 2007, an unaffiliated third party exercised warrants to purchase an aggregate of 22,500 shares of our common stock at $0.20 per share.

On December 20, 2007, two unaffiliated third parties acquired 750,000 shares of our common stock in consideration of $75,000.

On January 10, 2008, two unaffiliated third parties acquired 500,000 shares of our common stock in consideration of $50,000.

On January 14, 2008, an unaffiliated third party acquired 250,000 shares of our common stock in consideration of $25,000.

On January 16, 2008, three unaffiliated third parties acquired 750,000 shares of our common stock in consideration of $75,000.

On January 18, 2008, three unaffiliated third parties acquired 750,000 shares of our common stock in consideration of $75,000.

On January 22, 2008, six unaffiliated third parties acquired 2,000,000 shares of our common stock in consideration of $200,000.

On January 23, 2008, two unaffiliated third parties acquired 500,000 shares of our common stock in consideration of $50,000.

Index

On January 25, 2008, four unaffiliated third parties acquired 1,000,000 shares of our common stock in consideration of $100,000.

On January 30, 2008, three unaffiliated third parties acquired 1,500,000 shares of our common stock in consideration of $150,000.

On January 31, 2008, two unaffiliated third parties acquired 750,000 shares of our common stock in consideration of $75,000.

On February 1, 2008, 18 unaffiliated third parties acquired 5,250,000 shares of our common stock in consideration of $525,000.

On February 6, 2008, 10 unaffiliated third parties acquired 4,500,000 shares of our common stock in consideration of $450,000.

On February 7, 2008, 5 unaffiliated third parties acquired 1,500,000 shares of our common stock in consideration of $150,000.

On February 8, 2008, 5 unaffiliated third parties acquired 6,250,000 shares of our common stock in consideration of $625,000.

On February 12, 2008, 2 unaffiliated third parties acquired 500,000 shares of our common stock in consideration of $50,000.

On February 14, 2008, an unaffiliated third party acquired 250,000 shares of our common stock in consideration of $25,000.

During August, September and October 2007, most of the holders of the Company’s Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock converted into shares of the Company’s common stock.  Due to the conversions the Company exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 186,475,319 shares of our common stock for 2,025,608 shares of Series A Preferred Stock, (iii) 59,153,752 shares of our common stock for 642,564 shares of Series B Preferred Stock and (iv) 14,013,939 shares of our common stock for 104,992 shares of Series D Preferred Stock.  Therefore, as of October 17, there are no longer any shares of Class A Common Stock and Series D Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of July 31, 2008, concerning securities authorized for issuance under the 2007 Stock Option Plan and other outstanding options, warrants and rights:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights (a)		Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders:
None	--		--	--

Equity compensations plans not approved by security holders:
2007 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	8,885,000	(1)	$.30	11,115,000

Total	8,885,000		$.30	11,115,000
______________
(1)  The Company has issued an aggregate of 6,935,000 shares to consultants during the fiscal year ended July 31, 2008 and 450,000 in total shares in prior years.  1,500,000 shares were granted under a warrant to a consultant during the fiscal year ended July 31, 2008.  No options or other rights were issued during this period.

(2)  Calculated based on the fair market price of our common stock on the date of issuance.

Index

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While Exobox’s significant accounting policies are more fully described in Note 1 to its financial statements included elsewhere in this annual report Exobox currently believes the following accounting policies to be critical:

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

Income Taxes

The income tax benefit is computed on the pre-tax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the fiscal year ended July 31, 2008.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

Property and Equipment and Other Identifiable Intangibles

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

Index

Exobox reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with Statement of Financial Accounts Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” and for “Long-Lived Assets to Be Disposed Of”. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during 2008 and 2007.

Stock-based Compensation

Exobox adopted SFAS No. 123(R), in 2007 using the modified prospective method. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

RESULTS OF OPERATIONS THE TWELVE MONTHS ENDED JULY 31, 2008 COMPARED TO JULY 31, 2007

Net Sales. The Company has no sales since inception.

Research and Development Expenses. The Company had no research and development expenses for the year ended July 31, 2008 and July 31, 2007. The Company has incurred $288,259 in research and development expenses since inception but prior to the fiscal year ending July 31, 2006.

General and Administrative Expense ("G&A"). The Company's G&A expenses for the years ended July 31, 2007 and 2008 increased from $245,776 to $324,179. The increase was primarily due to the increased rent expense due to change in leases and increased travel.

Loss/Gain on Derivatives. The derivative liability is in connection with the convertible notes issued in September 2006, which resulted in a loss of $1,925,042 for the year ended July 31, 2007.  The derivative liability was extinguished by July 31, 2008 resulting in a gain of $2,025,042.

Professional Fees. The Company’s professional fees for the years ended increased from $200,202 to $2,176,970. The increase was primarily due to stock and warrants issued for services.

Payroll Expenses. The Company’s payroll expenses for the years ended increased from $1,168,629 to $2,646,755. The increase was primarily due to stock issuance.

Net Loss. The Company’s net loss for the years ended decreased from $3,668,877 to $3,217,597. The decrease was primarily due to the gain on derivatives.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we have current assets of $851,938, mainly consisting of $767,338 of cash and cash equivalents and current liabilities of $482,668, of which $429,217 is for accrued liabilities.  We have property and equipment and other intangible assets which total $274,764 and no long-term liabilities.

We had working capital of $369,270 and a total deficit accumulated during the development stage of $9,707,346 as of July 31, 2008.

We had $1,642,996 of net cash used in operating activities for the year ended July 31, 2008, which was mainly due to $3,217,597 of net loss for the year offset by a gain on derivatives of $2,025,042.  We had $216,759 of net cash used in investing activities for the year ended July 31, 2008, which was mainly due to the acquisition of property and equipment.  We had $2,618,700 of net cash provided by financing activities for the year ended July 31, 2008, which was mainly due to proceeds from sale of stock of $2,900,000.

Our current liquidity position only allows us to meet nominal working capital needs.  We will need $6,000,000 to meet our working capital needs through fiscal 2009.  In order to fund our full product development, including marketing and testing, we will need to raise at least an additional $9,000,000.

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

None

Index

ITEM 7. FINANCIAL STATEMENTS AND RELATED FOOTNOTES

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Exobox Technologies Corp.
(a development stage company)
Houston, Texas

We have audited the accompanying balance sheets of Exobox Technologies Corp. (the “Company”) as of July 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from October 21, 2002 (inception) through July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exobox Technologies Corp., as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from October 21, 2002 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Exobox Technologies Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Exobox Technologies Corp. has suffered recurring losses from operations, has negative cash flow from operations, and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com
Houston, Texas

November 10, 2008

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
July 31, 2008 and July 31, 2007

ASSETS

Current Assets:
Cash	$767,338	$8,363
Other Current Assets	61,972	14,000
Prepaid Insurance	22,628	-
Total Current Assets	851,938	22,363

Property and equipment, net	213,223	12,164
Other Assets:
Patents, net	53,590	67,233
Intangibles, net	7,951	3,290

TOTAL ASSETS	$1,126,702	$105,050

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities:
Accounts Payable	$53,451	$46,148
Accounts Payable-Stockholders	-	4,461
Accrued Liabilities	429,217	1,391,853
Advances from Stockholders	-	194,800
Convertible Note Payable	-	105,000
Derivative Liability	-	2,025,042

Total Current Liabilities	482,668	3,767,304

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 6,378 and 2,031,986 shares issued and outstanding as of July 31, 2008 and 2007, respectively	6	2,032

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 17,568 and 660,132 shares issued and outstanding at July 31, 2008 and 2007, respectively	18	661

Series C convertible preferred stock, $0.001 par, 20,000 authorized, 0 and 19,400 shares outstanding at July 31, 2008 and 2007, respectively	-	19

Series D convertible preferred stock, $0.001 par, 110,150 shares authorized, 0 and 104,992 shares outstanding at July 31, 2008 and 2007, respectively	-	105

Class A Common stock, $0.001 par value, 9,939,101 shares authorized, 0 and 9,939,101 shares outstanding at July 31, 2008 and 2007, respectively	-	9,939

Common stock, $0.001 par value, 500,000,000 shares authorized, 398,435,250 and 78,172,639 shares issued and outstanding at July 31, 2008 and 2007, respectively	398,435	78,173

Additional paid-in capital	9,952,921	2,736,566
Deficit accumulated during development stage	(9,707,346)	(6,489,749)

Total stockholders' equity (deficit)	644,034	(3,662,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,126,702	$105,050

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2008 and 2007,
and October 21, 2002 (Inception) to July 31, 2008

	Year Ended July 31,	Year Ended July 31,	October 21, 2002 (Inception) To July 31,
	2008	2007	2008
Revenues	$-	$-	$-

General & administrative	324,179	245,776	883,788
Depreciation and amortization	24,680	8,671	38,323
Professional fees	2,176,970	200,202	3,416,223
Payroll expenses	2,646,755	1,168,629	4,543,991
Software development expense	75,000	243	521,393
Research and development	-	-	288,259

Total Operating Expenses	5,247,584	1,623,521	9,691,977

Loss from Operations	5,247,584	1,623,521	9,691,977

Other Income (Expenses)
(Loss) Gain on derivatives	2,025,042	(1,925,042)	100,000
Gain on extinguishment of note	7,137	-	7,137
Interest income	2,089	-	2,089
Interest expense	(4,281)	(120,314)	(124,595)
Total Other Income (Expenses)	2,029,987	(2,045,356)	(15,369)

Loss Before Income Taxes	3,217,597	3,668,877	9,707,346

Provision for Income Taxes	-	-	-

Net Loss	$(3,217,597)	$(3,668,877)	$(9,707,346)

Basic and diluted
Net loss per common share-basic and diluted	$(0.01)	$(0.11)	n/a

Weighted average shares outstanding-basic and diluted	313,297,790	34,275,475	n/a

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2008 and 2007,
and October 21, 2002 (Inception) to July 31, 2008

	Year Ended July 31,	Year Ended July 31,	October 21, 2002 (Inception) to July 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,217,597)	$(3,668,877)	$(9,707,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,552,800	-	2,302,800
Warrant issued for consulting services	434,165	-	446,660
Stock issued for services	1,193,767	173,000	1,366,768
Depreciation and amortization	24,680	8,671	38,323
(Gain) Loss on derivative	(2,025,042)	2,030,042	5,000
(Gain) Loss on debt extinguishment	(7,137)	-	(7,137)
Changes in operating assets and liabilities
Prepaid and other current assets	(70,600)	(14,000)	(84,600)
Accounts payable	7,306	(37,305)	53,453
Accrued expenses	469,153	1,081,852	1,861,734
Accounts payables to stockholders	(4,461)	4,461	0
NET CASH USED IN OPERATING ACTIVITIES	(1,642,966)	(422,156)	(3,724,345)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	-	(67,233)
Investment in intangible assets	(8,300)	-	(16,000)
Investment in property and equipment	(208,459)	-	(229,856)
NET CASH USED IN INVESTING ACTIVITIES	(216,759)	-	(313,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	2,900,000	-	4,774,000
Advances from stockholders	133,990	260,262	400,702
Proceeds from warrants exercised	13,500	18,000	31,500
Repayment of advances from stockholders	(328,790)	(65,462)	(401,430)
Payments to third party	(100,000)	-	(100,000)
Convertible note proceeds	-	100,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,618,700	312,800	4,804,772

NET CHANGE IN CASH AND CASH EQUIVALENTS	758,975	(109,356)	767,338
Cash and cash equivalents at beginning of period	8,363	117,719	-
Cash and cash equivalents at end of period	$767,338	$8,363	$767,338

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,281	$108,462
Cash paid for income taxes	-	-
NON-CASH TRANSACTIONS
Conversion of Preferred shares to Common Shares	$259,643	76,654
Series C cancelled	11,853	-

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
October 21, 2002, (inception) to July 31, 2008

	Members'			Series A		Series B		Series C		Series D		Additional	Accumulated Deficit during
	Capital	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid in	Development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
October 21, 2002 (LLC inception)	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$--
Capital Contribution by Members	234,000													$234,000
Net Loss	(167,747)				2,393									(167,747)
Balances, July 31, 2003	66,253													66,253
Capital Contribution by Members	140,000													140,000
June 28, 2004 (corporation inception)	(206,253)	10,867,500	10,868	2,392,915	2,393	1,120,930	1,121					359,618	(167,747)	-
Net Loss													(152,855)	(152,855)
Balance July 31, 2004		10,867,500	10,868	2,392,915	2,393	1,120,930	1,121					359,618	(320,602)	53,398
Net Loss													(11,939)	(11,939)
Balance July 31, 2005		10,867,500	10,868	2,392,915	2,393	1,120,930	1,121					359,618	(332,541)	41,459
Issuance of capital stock series B in private placement for cash						110,150	110					999,890		1,000,000
Shares issued for consulting services		50,000	50									749,950		750,000
Issuance of capital stock series C for cash under Security Purchase Agreement w/ Manillo Investors, Ltd.								20,000	20			499,980		500,000
Warrant Issued for consulting services												12,495		12,495
Net Loss													(2,488,331)	(2,488,331)
Balance July 31, 2006 (restated)		10,917,500	10,918	2,392,915	2,393	1,231,080	1,231	20,000	20			2,621,933	(2,820,872)	(184,377)
Conversion of Series B to Series D						(110,150)	(110)			110,150	110			-
Conversion of Preferred to Common Stock		76,654,240	76,654	(360,929)	(361)	(460,798)	(460)	(600)	(1)	(5,158)	(5)	(75,827)		-
Stock issued for services		450,000	450									172,550		173,000
Stock issued under exercise of warrants		90,000	90									17,910		18,000
Net Loss													(3,668,877)	(3,668,877)
Balance July 31, 2007	-	88,111,740	88,112	2,031,986	2,032	660,132	661	19,400	19	104,992	105	2,736,566	(6,489,749)	(3,662,254)
Manillo Investors Settlement								(19,400)	(19)			11,872		11,853

Stock issued to Employees		14,678,000	14,678									2,955,922		2,970,600
Conversion of Preferred Stock to Common		259,643,010	259,643	(2,025,608)	(2,026)	(642,564)	(643)			(104,992)	(105)	(256,869)		-
Stock Issued through Private Placement		29,000,000	29,000									2,043,453		2,072,453
Warrants issued in relation to PPM												827,547		827,547
Stock Issued under exercise of Warrant		67,500	67									13,433		13,500
Warrants Granted												434,165		434,165
Stock Issued for Consulting Services		6,935,000	6,935									1,186,832		1,193,767
Net Loss													(3,217,597)	(3,217,597)
Balance July 31, 2008		398,435,250	$398,435	6,378	$6	17,568	$18	-	$-	-	$-	$9,952,921	$(9,707,346)	$644,034

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business. Exobox Technologies Corp. (formerly known as Exobox Technologies LLC), referred to as “Exobox” or the “Company”, was incorporated in Delaware on June 28, 2004 to patent and market proprietary internet security technology. Exobox Technologies LLC was incorporated in Texas on October 21, 2002 (inception) and legally dissolved with the formation of Exobox Technologies Corp. Kilis, Inc. was originally incorporated in Nevada on December 8, 1999.  On June 22, 2005, Kilis, Inc. changed its name to JinPin, Inc.  On September 14, 2005, JinPin, Inc. changed its name to Exobox Technologies Corp.  On September 15, 2005, Exobox (Nevada) acquired Exobox Technologies Corp., a Delaware corporation (Exobox) in exchange for 3,513,845 shares of Exobox (Nevada) convertible preferred stock (2,392,915 shares of Series A convertible preferred stock and 1,120,930 shares of Series B convertible preferred stock).  On the effective date, all of the issued and outstanding shares of common stock of Exobox (Nevada) were converted into the 3,513,845 shares of preferred stock of Exobox (Nevada) with the Exobox shareholders owning 100% of Exobox’s outstanding shares of preferred stock and constituted a change in control.

Exobox was established as an enterprise and home user network and data security development company to capitalize upon the growing need for a modern, reliable, efficient, effective and proactive network and data security solution.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Development Stage Company.  Exobox follows the presentation and disclosure requirements of SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises” as we are in the development stage therein defined as of and for the year ended July 31, 2008.

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

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with Statement of Financial Accounts Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” and for “Long-Lived Assets to Be Disposed Of”. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during 2008 and 2007.

Index

Income Taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Fair Value of Financial Instruments.  Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than a forced liquidation.  Cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are reported on the balance sheet at carrying value which approximates fair value due to the short-term maturities of these instruments.  Exobox does not have any off balance sheet financial instruments.

Derivatives.  The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

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

Stock-based Compensation.  Exobox adopted SFAS No. 123(R), in 2007 using the modified prospective method. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.” There were no stock options granted during the fiscal year 2008 and 2007.  There were warrants granted for services and in relation to PPM in fiscal year 2008, but none in 2007.

During year ended July 31, 2008 and 2007, the fair value of each warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption:	2008	2007
Expected Volatility	263.77 - 273.25%	n/a
Expected term (years)	2.0 - 2.5	n/a
Risk-free interest rate	1.93 - 4.14%	n/a
Expected dividend yield	-	n/a

Expected volatility is based solely on historical volatility of our common stock over the period that approximates the expected term. We rely solely on historical volatility as we do not have traded options .  The expected term calculation is based on the simplified method. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

Index

Recent Accounting Pronouncements.

Exobox does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

From Inception to July 31, 2008, Exobox has accumulated losses of $9,707,346. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital if it feels the $2.9 million that has been raised isn’t sufficient to continue its coding of its software and introduce the resulting product to market. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2008:

Description	Life	Amount
Furniture and fixtures	5 years	$98,338
Leashold improvements	5 years	59,016
Computers	3 years	49,172
Telephone system	5 years	19,042
Copier	5 years	4,286
		229,854
Less: accumulated depreciation		(16,631)
		$ 213,223

Depreciation expense totaled $ 7,398 and $ 6,151 in fiscal 2008 and 2007, respectively.

NOTE 4 – PATENTS

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

Index

Patents are mainly comprised of legal services paid to a shareholder and patent application fees.  Exobox began amortizing these costs since the patents have been granted.  Amortization totaled $13,643 and $0 in fiscal 2008 and 2007, respectively.

NOTE 5 - INCOME TAXES

Exobox has incurred net losses since inception and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6 million at July 31, 2008, and will expire in the years 2026 through 2028.

At July 31, 2008, deferred tax assets consisted of the following:

Deferred tax assets	$2,158,704
Valuation allowance	(2,158,704)
Net deferred taxes	$0

NOTE 6 – RELATED PARTIES

Accounts payable to stockholders represent amounts owed to stockholders primarily for reimbursement of general and administrative costs paid on behalf of Exobox.  Accounts payable to stockholders totaled $0 at July 31, 2008 and $4,461 at July 31, 2007.

Certain of Exobox’s stockholders have advanced cash to the company for working capital purposes.  The advances are payable upon demand and do not accrue interest.  Advances totaled $0 at July 31, 2008 and $194,800 at July 31, 2007.

NOTE 7 – COMMITMENTS

Leases

Beginning in September 2004, Exobox leased an office in Houston, Texas through a verbal agreement from a third party for $500 per month.  The lease is on a month-to-month basis.  The lease was terminated in April 2008.

Beginning in April 2007, Exobox leased facilities in Houston, Texas from a third party for $2,045 per month for the first six months and $2,093 per month for the second six months.  The lease is now on a month-to-month basis.

Beginning in November 2007, Exobox leased offices in Houston, Texas from a third party for $3,911 per month.  The lease is on a month-to-month basis.  The lease was terminated in April 2008.

In 2008, Exobox leased 6,178 square feet of office space in Houston, Texas from a third party for $9,781.83 per month.  The lease is for a five (5) year term.

Rent expense totaled approximately $60,000 for the year ended July 31, 2008 and $29,000 for the year ended July 31, 2007.

Future minimum lease payments under a non-cancelable operating lease is as follows:

Year Ending July 31,
2009	$118,462
2010	118,462
2011	118,462
2012	118,462
2013	49,359
After 2013	0

Index

Contingencies

In the normal course of business, Exobox may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Exobox’s financial position, liquidity, or results of operations.

NOTE 8 – DEBT

On September 14, 2006, Exobox received $100,000 cash from a Preferred Shareholder in exchange for a 10% Convertible Promissory Note for $100,000 due on January 1, 2007. The conversion option of this note was determined to be a derivative which established a Derivative Liability as of July 31, 2007 of $2,025,042.  The note payable was in default at July 31, 2007. Effective September 10, 2007, we entered into a settlement agreement and mutual release with Manillo Investments, Ltd (“Manillo Settlement”), pursuant to which we agreed to issue Manillo Investment, Ltd a new promissory note in the principal amount of $500,000 with principal and accrued interest due within five years in exchange for Manillo Investment, Ltd. (i) cancelling a convertible note with an outstanding balance as of July 31, 2007 of $105,000, (ii) terminating the securities purchase agreement issued in connection with the convertible note, and (iii) assigning the Series C Preferred Stock to us.  Exobox evaluated the modification under EITF 96-19 and concluded that this modification is an extinguishment of the original debt.

Therefore as a result of the Manillo Settlement, there are no Series C Preferred Stock outstanding, the difference in the principal amounts resulted in a Loss on Extinguishment of Debt of $395,000, and the derivative liability was extinguished which resulted in a Gain on Derivative of $2,025,042 during fiscal 2008.

The $500,000 promissory note gave Exobox the right to prepay in full the principal and all accrued interest prior to the date of maturity without penalty as follows:
•	If paid within one year of the note issuance date, the prepayment price is $100,000
•	If paid within two years of the note issuance date, the prepayment price is $200,000
•	If paid within three years of the note issuance date, the prepayment price is $300,000
•	If paid within four years of the note issuance date, the prepayment price is $400,000

In June of 2008, the $500,000 note was paid in full at the prepayment price of $100,000.  Since the prepayment was made within one year of the issuance date, this payment eliminated the note in full which created a Gain on Extinguishment of Debt of $400,000 and Exobox recognized the accrued interest as a Gain on Extinguishment of Debt of $2,137.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Except as otherwise provided by law, the holders of shares of common stock vote as one class.

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

The Shares of Series C preferred stock are collectively convertible into five (5%) percent of the total number of outstanding shares of all classes of common stock immediately after conversion of all outstanding shares of Series A and Series B preferred stock.

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

During August, September and October 2007, all of the holders of Exobox’s Class A Common Stock and Series D Preferred Stock and most of the Series A and B Preferred Stock converted into shares of Exobox’s common stock.  Due to the conversions, Exobox exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 186,475,319 shares of our common stock for 2,025,608 shares of Series A Preferred Stock, (iii) 59,153,752 shares of our common stock for  642,564 shares of Series B Preferred Stock and (iv) 14,013,939 shares of our common stock for 104,992 shares of Series D Preferred Stock.  Therefore,  there are no longer any shares of Class A Common Stock and Series D Preferred Stock.

Stock Option, Stock Warrant and Stock Award Plan

On September 15, 2005, Exobox adopted a stock option, stock warrant and stock award plan for officers, directors, consultants and key employees of Exobox. Exobox reserved 1,630,125 shares of common stock, warrants, options, preferred stock or any combination thereof for the plan.

On June 18, 2007 Exobox filed with the SEC an S-8 registration statement registering 20,000,000 shares reserved for officers, directors, consultants and key employees of Exobox.

WARRANTS

At July 31, 2008, Exobox had outstanding and exercisable warrants to purchase an aggregate of 11,692,500 shares of common stock. The weighted average remaining life is 2.98 years and the weighted average price per share is $0.61 per share.

The status of the warrants as of July 31, 2008, is as follows:

Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
OUTSTANDING, July 31, 2006	4,550,000	$0.20
Granted	-	-
Expired	-	-
Exercised	(90,000)	0.20
OUTSTANDING, July 31, 2007	4,460,000	$0.20
Granted	7,300,000	0.86
Expired	-	-
Exercised	(67,500)	0.20
OUTSTANDING, July 31, 2008	11,692,500	$0.61

Index

Following is the details of warrants outstanding as of July 31, 2008:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
4,342,500	10/31/2010	2.25	$0.20
1,500,000	9/24/2012	4.17	$0.30
50,000	7/31/2011	3.00	$0.25
5,800,000	12/31/2011	3.52	$1.00

For the year ended July 31, 2008, 67,500 warrants were exercised at an exercise price of $0.20 per share for total proceeds of $13,500.

For the year ended July 31, 2008, 7,300,000 warrants were granted as follows:
•
1,500,000 to Kevin P Regan on September 24, 2007 for consulting services.  Exercise price is $.30 per share, and Regan has 5 years to exercise.  These warrants vested immediately, therefore, Exobox recognized $434,165 of expense.

•
5,800,000 to various PPM holders in conjunction with stock issued for cash.  Exercise price is $1.00 per share, and holders have until December 31, 2011 to exercise.  The value of these warants was applied to the fair value of the PPM which resulted in $827,547 of additional paid-in-capital.

Assumption:	2008	2007
Expected Volatility	263.77 - 273.25%	n/a
Expected term (years)	2.0 - 2.5	n/a
Risk-free interest rate	1.93 - 4.14%	n/a
Expected dividend yield	-	n/a

Expected volatility is based solely on historical volatility of our common stock over the period that approximates the expected term. We rely solely on historical volatility as we do not have traded options .  The expected term calculation is based on the simplified method. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

Index

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

There has been no change in our internal control over financial reporting during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods  specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief  Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form10-KSB, our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2008, as required by Rule 13a-15 of the Exchange Act.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of July 31, 2008, our disclosure controls and procedures were not effective.

Notwithstanding the existence of the material weaknesses described below, we concluded that the consolidated financial statements in this Annual Report on Form 10-KSB present fairly, in all material respects, the Company's financial condition, results of its operations and cash flows for the year ended July 31, 2008, in conformity with U.S. generally accepted accounting principles ("GAAP").

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008, based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

As a result of the material weaknesses described below, management concluded that as of July 31, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework, issued by COSO.

Index

A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.  While our control deficiencies have not resulted in any material misstatements of account balances or disclosures that we are aware of, they could result in misstatements or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute a material weakness.  An evaluation of entity level and process level controls was completed during the year.  In connection with management's evaluation of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of July 31, 2008, that had not been fully remedied:

1.
Deficiency in the Company’s Entity Level Controls.  The Company’s entity level controls environment did not sufficiently promote effective internal controls over financial reporting throughout the organization.  This material weakness exists as a result of a deficiency to attract a “financial expert” to the Audit Committee.  The Principal Accounting Officer is actively involved in the preparation and approval of financial schedules and journal entries, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of accounting personnel and a lack of a “financial expert” on the Audit Committee results in an inability to have independent review and of financial accounting entries and the financial statements and related footnotes.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient financial expert oversight.

2.
Deficiency in Segregation of Duties.  There is a lack of segregation of duties between the custody of assets and the recording of transactions.  Specifically, the Principal Accounting Officer signs checks, receives and reviews unopened bank statements and cancelled checks and performs bank reconciliations. This condition could provide an opportunity for misappropriation of funds and concealment of such activity.  There is a risk for fraud or management override due to the lack of segregation of duties between the custody of assets and the recording of transactions.

Remediation Initiatives

During fiscal 2009, we plan to implement a number of remediation measures to address the material weaknesses described above.  These organizational and process changes will improve our internal controls environment.  The changes made through the date of this annual report includes our retention of an outside consulting  firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related  to our accounting and financial reporting processes in order  to streamline and improve the effectiveness of these processes.  The Company's remediation plans include complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls.

Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness.  The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.  The results of management's assessment were reviewed with our Board of Directors.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level in conjunction with our Board of Directors.  We also plan to take additional steps to elevate Company awareness about, and communication of, these important issues through formal channels such as Company meetings, departmental meetings, and training.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 8B OTHER INFORMATION

There is no information required to be disclosed in a report Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported on a Form 8-K.

Index

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers.

The position(s) held by each of our executive officers and Directors as of July 31, 2008 are shown in the following table. Biographical information for each is set forth following the table. Each Director serves until a successor is elected and has qualified.

Name	Age	Position
Robert B. Dillon	58	President, Chief Executive Officer and Chairman of the Board
Scott Copeland	42	Executive Vice President of Research & Development and Director
Marc Pernia	41	Chief Product Development Administrator and Director
Michael G. Wirtz	48	Vice President-Chief Financial Officer
Richard A. Evans, M.D.	64	Director
Michael S. Studdard	58	Director

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

Michael S. Studdard was appointed to the Exobox board on April 4, 2008. Mr. Studdard has served for almost two years as President and a Director of Wentworth Energy, Inc., a publicly-traded oil and gas exploration and development company based in Palestine, Texas, for which he successfully arranged $32.35 million in financing. Mr. Studdard has more than 25 years experience in operating several diversified companies in the oil and gas industry and brings strong, independent general business skills to the Exobox Board of Directors.

On November 6, 2008, Jonathan Kim was elected to serve as a member of the Board of Directors, filling the 6th Board seat.

Index

Code of Ethics for the CEO, CFO and Senior Financial Officers

In 2005, in accordance with SEC rules, the Board of Directors adopted the Code of Business Conduct and Ethics. The Board of Directors believes that each officer, director and employee must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance. This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.  The Code of Ethics may be found on the Company’s website at www.exobox.com

Audit Committee and Audit Committee Financial Expert; Nominating Directors

Other than Dr. Evans and Mr. Studdard, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act.  The Company’s Audit Committee is comprised of Mr. Studdard (Chairman of the Audit Committee), Dr. Evans, Mr. Dillon and Mr. Copeland. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background.  We have not adopted any procedures regarding security holders’ nominating directors.

Compliance with Section 16(a) of The Exchange Act

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the year ended July 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with and no reports or transactions were filed late except for the following:  Reginald Goodman failed to timely report a transaction on Form 4 for a July 30, 2007, sale, which was subsequently reported on a Form 4 on August 2, 2007, transactions on Form 4 for a October 10, 2007, sales, which were subsequently reported on a Form 4 on October 15, 2007, a transaction on Form 4 for a October 2, 2007, conversion of stock, which was subsequently reported on a Form 4 on October 26, 2007, a transaction on Form 4 for a November 20, 2007, acquisition, which was subsequently reported on a Form 4 on November 23, 2007, a transaction on Form 4 for a January 11, 2008, sal, which was subsequently reported on a Form 4 on January 15, 2008,  and a transaction on Form 4 for a May 16, 2008, gift, which was subsequently reported on a Form 4 on May 19, 2008;  Michael C. Wittenburg failed to timely report transactions on Form 4 for August 9, 2007 and August 10, 2007, sales, which were subsequently reported on a Form 4 on August 14, 2007, transactions on Form 4 for August 13, 2007 and August 15, 2007, sales, which were subsequently reported on a Form 4 on August 20, 2007, transaction on Form 4 for October 2, 2007, sale, which was subsequently reported on a Form 4 on October 10, 2007,  transaction on Form 4 for October 16, 2007, conversion of stock, which was subsequently reported on a Form 4 on October 29, 2007, a transaction on Form 4 for a November 20, 2007, acquisition, which was subsequently reported on a Form 4 on November 26, 2007, transaction on Form 4 for November 29, 2007, sale, which was subsequently reported on a Form 4 on December 4, 2007, transactions on Form 4 for January 5 and 30, 2008, sales, which were subsequently reported on a Form 4 on February 8, 2008, and  transactions on Form 4 for May 23, 24 and 25, 2007, sales, which were subsequently reported on a Form 4 on May 20, 2008; Scott R. Copeland failed to timely report transactions on Form 4 for August 14, 17, 20 and 21, 2007, sales, which were subsequently reported on a Form 4 on August 24, 2007, transactions on Form 4 for  September 11 and 12, 2007, sales, which were subsequently reported on a Form 4 on September 18, 2007, transaction on Form 4 for a October 5, 2007, sale, which was subsequently reported on a Form 4 on October 10, 2007,  transactions on Form 4 for October 12, 15, 16 and 17, 2007, sales, which were subsequently reported on a Form 4 on October 23, 2007, transaction on Form 4 for a October 16, 2007, conversion of stock, which was subsequently reported on a Form 4 on October 26, 2007, transactions on Form 4 for October 19 and 23, 2007, sales, which were subsequently reported on a Form 4 on October 26, 2007, transaction on Form 4 for a November 20, 2007, acquisition, which was subsequently reported on a Form 4 on November 26, 2007, transaction on Form 4 for a February 4, 2008, sale, which was subsequently reported on a Form 4 on February 8, 2008, transactions on Form 4 for May 5 and 6, 2008, sales, which were subsequently reported on a Form 4 on May 9, 2008, transactions on Form 4 for May 8 and 9, 2008, sales, which were subsequently reported on a Form 4 on May 12, 2008, transaction on Form 4 for a May 13, 2008, sale, which was subsequently reported on a Form 4 on May 19, 2008, transaction on Form 4 for a May 16, 2008, gift, which was subsequently reported on a Form 4 on May 19, 2008, transactions on Form 4 for May 28 and 29, 2008, sales, which were subsequently reported on a Form 4 on June 2, 2008, and transactions on Form 4 for June 12 and 13, 2008, sales, which were subsequently reported on a Form 4 on June 17, 2008; Michael G. Wirtz failed to timely report a transaction on Form 4 for October 2, 2007, conversions of stock, which were subsequently reported on a Form 4 on October 25, 2007, transaction on Form 4 for a November 20, 2007, acquisition, which was subsequently reported on a Form 4 on November 26, 2007, and transaction on Form 4 for a May 16, 2008, gift, which was subsequently reported on a Form 4 on May 19, 2008; Marcos B. Pernia failed to timely report transactions on Form 4 for May 1, 4 and 15, 2007, August 6, 9 and 10, 2007, sales, which were subsequently reported on a Form 4 on October 25, 2007, transactions on Form 4 for September 24, 25 and 26, 2007 and October 5, 2007, which were subsequently reported on a Form 4 on October 30, 2007, a transaction on Form 4 for a November 20, 2007, acquisition, which was subsequently reported on a Form 4 on November 30, 2007, and a transaction on Form 4 for a May 16, 2008, gift, which was subsequently reported on a Form 4 on May 20, 2008;     and  Robert B. Dillon failed to timely report transactions on Form 4 for August 24 and 29, 2007, September 6, 7, 10 and 13, 2007, sales, which were subsequently reported on a Form 4 on September 18, 2007, transactions on Form 4 for September 18, 19, 24, 26 and 28, 2007and October 1, 2, 3 and 4, 2007, sales, which were subsequently reported on a Form 4 on October 10, 2007, a transaction on Form 4 for a October 16, 2007, conversion, which was subsequently reported on a Form 4 on October 25, 2007, a transaction on Form 4 for a November 20, 2007, acquisition, which was subsequently reported on a Form 4 on November 26, 2007, transactions on Form 4 for November 20, 21, 23, 26 and 28, 2007 and January 16, 18 and 22, 2008, sales, which were subsequently reported on a Form 4 on February 1, 2008, and  transactions on Form 4 for April 10, 11, 18,21 & 30, 2008 and May 2, 5, 8, 9, 12, & 15, 2008, sales, which were subsequently reported on a Form 4 on May 19, 2008.

Index

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Management

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Summary Compensation Table
Name Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Robert B. Dillon	7/31/2008	$290,000	-	-	-	-	-	$290,000
Chairman, CEO, Pres. & Director	7/31/2007	$240,000	-	-	-	-	-	$240,000
	7/31/2006	$132,250	$10,000	-	-	-	-	$142,250

Scott Copeland	7/31/2008	$215,000	-	-	-	-	-	$215,000
Vice President-Operations & Director	7/31/2007	$242,900	-	-	-	-	-	$242,900
	7/31/2006	$131,857	$10,000	-	-	-	-	$141,857

Marc Pernia	7/31/2008	$200,000	-	-	-	-	-	$200,000
Chief Product Development Admin. & Director	7/31/2007	$244,000	-	-	-	-	-	$244,000
	7/31/2006	$131,923	$10,000	-	-	-	-	$141,923

Michael G. Wirtz	7/31/2008	$174,000	-	-	-	-	-	$174,000
Vice Pres. & CFO	7/31/2007	$133,500	-	-	-	-	-	$133,500
	7/31/2006	$79,750	$10,000	-	-	-	-	$89,750

Executive Employment Agreements

Mr. Dillon’s employment agreement provides for an annual salary of $300,000, is effective through March 1 2010, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Dillon is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Dillon receives customary fringe benefits.

Index

Mr. Copeland’s employment agreement provides for an annual salary of $150,000, is effective through March 1 2010, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Copeland is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Copeland receives customary fringe benefits.

Mr. Pernia’s employment agreement provides for an annual salary of $120,000, is effective through March 1 2010, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Pernia is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Pernia receives customary fringe benefits.

Mr. Wirtz’s employment agreement provides for an annual salary of $180,000, is effective through March 1 2010, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Wirtz is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Wirtz receives customary fringe benefits.

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

 Outstanding Equity Awards at Fiscal Year End

The Company did not grant compensation in the form of stock options to the chief executive officer or the other executive officers listed within the Summary Compensation Table during fiscal year ended July 31, 2008. The Company has no outstanding exercised or unexercised stock options granted for compensation to any executive officer and as such has no aggregated option exercises in the last fiscal year or fiscal year end stock option value to report related to compensation. The Company did not provide compensation awards under any long-term incentive plan in fiscal year ended July 31, 2008.

Director Compensation

Directors receive $2,500 in compensation for personally attending Board of Directors meetings. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or any board committee or otherwise incurred in their capacities as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 17, 2008, information regarding the beneficial ownership of shares of common stock by each person known by us to own five percent or more of the outstanding shares of common stock, and by each of the named executive officers, directors, and all officers and directors as a group.

Index

NAME AND ADDRESS OF BENEFICAL OWNER	SHARES OF COMMON STOCK BENEFICIALLY OWNED
	NUMBER	%
Scott Copeland(1)	80,435,933	20.19%
Marc Pernia	23,886,200	6.00%
First Brampton Corporation (2)	17,974,847	4.51%
Robert B. Dillon (3)	-	-
Michael G. Wirtz	4,699,427	1.18%
Richard Evans(4) (5)	7,931,407	1.99%
Michael S. Studdard	-	-
Reginald Goodman	76,686,238	19.25%
Officer and Directors (6 persons)	134,927,814	33.86%

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Unless otherwise indicated, the business address of the individuals listed is 2121 Sage Road, Suite 200, Houston, Texas 77056.

Index

(1)	Mr Copeland’s address is 1710 Effie Lane, Pasadena, Texas 77501.
(2)	Mr. Dillon has investment and voting control for First Brampton Corporation.
(3)	Mr. Dillon does not own any shares of record but is deemed to be the beneficial owner of the shares owned of record by First Brampton Corporation.
(4)	Dr Evans’ address is 1709 Haver, Houston, Texas 77006.
(5)	This includes a warrant to purchase 90,000 shares of our common stock at $0.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTORS INDEPENDENCE

Mr. Dillon advanced an aggregate principal amount of $0 to us during the fiscal year ended July 31, 2008, and the loans do not bear interest.  We repaid principal of $1,800 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2008 was $0.

First Brampton Corporation, a corporation owned by the Robert B. Dillon 2005 Trust, advanced an aggregate principal amount of $500 to us during the fiscal year ended July 31, 2008, and the loans do not bear interest.  We repaid principal of $83,500 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2008 was $0.

Mr. Wittenburg advanced an aggregate principal amount of $13,000 to us during the fiscal year ended July 31, 2008, and the loans do not bear interest.  We repaid principal of $28,000 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2008 was $0.

Mr. Pernia advanced an aggregate principal amount of $0 to us during the fiscal year ended July 31, 2008, and the loans do not bear interest.  We repaid principal of $50,000 during the most recent fiscal year and the principal amount outstanding on July 31, 2008 was $0.

Mr. Wirtz advanced an aggregate principal amount of $14,490 to us during the fiscal year ended July 31, 2008, and the loans do not bear interest.  We repaid principal of $39,490 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2008 was $0.

Mr. Goodman advanced an aggregate principal amount of $44,000 to us during the fiscal year ended July 31, 2008, and the loans do not bear interest.  We repaid principal of $64,000 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2008 was $0.

In October 2007, First Brampton Corporation, an entity owned by Mr. Dillon, converted 196,028 shares of Series A Preferred Stock into 18,046,127 shares of Class A Common Stock, which were subsequently converted into an aggregate 18,046,127 shares of our common stock.

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

In October 2007, Mr. Goodman converted 844,492 shares of Series A Preferred Stock into 77,743,027 shares of our common stock.

In October 2007, Mr. Evans converted 2,203 shares of Series D Preferred Stock into 294,048 shares of our common stock.

Other than Dr. Evans and Mr. Studdard, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act.

Index

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

(1) Incorporated herein by reference to the Registrant’s Form 10-SB12, filed on December 21, 2005.
(2) Incorporated herein by reference to the Registrant’s Form S-8, filed on June 29, 2007.
(3) Incorporated herein by reference to the Registrant’s Form 10-SB12G/A, filed on February 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2007 and 2008 the Company’s principal accountants have been and remain Malone & Bailey, PC. They have been the company’s principal accountant since the Company’s triangular merger in September, 2005.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-KSB and 10-QSB filings were approximately: 2008 $60,000 and 2007 $30,000.

AUDIT RELATED FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for audit related fees: 2008 $ 0 and 2007 $ 0.

TAX FEES

Services have been provided to date under this caption for the fiscal years of 2005, 2006, 2007 or 2008.  The Company will retain its principal accountants to prepare its annual tax return for the year ending July 31, 2008.

ALL OTHER FEES

No other fees were billed in either 2008 or 2007 by the Company’s principal accountants.

Index

EXOBOX TECHNOLOGIES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

EXOBOX TECHNOLOGIES CORP.

Dated: November 12, 2008	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2008	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)