Form 10-Q
period 2008-10-31
Exobox Technologies Corp.
filed 2008-12-15
CIK 1335002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

(Exact name of registrant as specified in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 200, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso No x

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

Outstanding Common stock, par value $0.001 per share as of December 11, 2008:  401,878,548 shares

EXOBOX TECHNOLOGIES CORP.
FORM 10-Q FOR THE QUARTER ENDED October 31, 2008

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

ASSETS
	October 31, 2008	July 31, 2008
Current Assets:
Cash	$20,788	$767,338
Other Current Assets	26,241	61,972
Prepaid Insurance	13,784	22,628
Total Current Assets	60,813	851,938

Property and equipment, net	389,875	213,223
Other Assets:
Patents, net	52,608	53,590
Intangibles, net	6,617	7,951

TOTAL ASSETS	$509,913	$1,126,702

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities:
Accounts Payable	$152,883	$53,451
Accrued Liabilities	420,057	429,217

Total Current Liabilities	572,940	482,668

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 6,378 and 6,378 shares issued and outstanding as of October 31, 2008 and July 31, 2008, respectively	6	6

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 17,568 and 17,658 shares issued and outstanding at October 31, 2008 and July 31, 2008, respectively	18	18

Common stock, $0.001 par value, 500,000,000 shares authorized, 399,579,712 and 398,435,250 shares issued and outstanding at October 31, 2008 and July 31, 2008, respectively	399,580	398,435

Additional paid-in capital	10,138,516	9,952,921
Deficit accumulated during development stage	(10,601,147)	(9,707,346)

Total stockholders' equity (deficit)	(63,027)	644,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$509,913	$1,126,702

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended October 31,	Quarter Ended October 31,	October 21, 2002 (Inception) To Oct 31,
	2008	2007	2008
Revenues	$-	$-	$-

General & administrative	158,746	38,206	1,042,534
Depreciation and amortization	20,785	2,168	59,108
Professional fees	403,497	726,597	3,819,720
Payroll expenses	311,470	288,000	4,855,461
Software development expense	-	-	521,394
Research and development	-	-	288,259

Total Operating Expenses	894,498	1,054,971	10,586,476

Loss from Operations	894,498	1,054,971	10,586,476

Other Income (Expenses)
(Loss) Gain on derivatives	-	2,025,042	100,000
Gain on extinguishment of note	-	(395,000)	7,137
Interest income	1,323	-	3,412
Interest expense	(625)	(3,077)	(125,220)
Total Other Income (Expenses)	698	1,626,965	(14,671)

Loss Before Income Taxes	893,800	571,994	10,601,147

Provision for Income Taxes	-	-	-

Net Loss	$(893,800)	$(571,994)	$ ((10,601,147)

Basic and diluted
Net loss per common share-basic and diluted	$(0.00)	$(0.00)	n/a

Weighted average shares outstanding-basic and diluted	398,844,9844	363,312,984	n/a

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended October 31,	Quarter Ended October 31,	October 21, 2002 (Inception) to October 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(893,800)	$571,994	$(10,601,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	186,740	-	2,308,990
Warrant issued for consulting services	-	434,165	446,660
Stock issued for services	-	213,948	1,547,318
Depreciation and amortization	20,785	2,168	59,108
(Gain) Loss on derivative	-	(1,630,042)	5,000
(Gain) Loss on debt extinguishment	-	-	(7,137)
Changes in operating assets and liabilities
Prepaid and other current assets	44,577	(3,911)	(40,021)
Accounts payable	99,429	27,841	152,881
Accrued expenses	(9,160)	290,137	1,852,574
Accounts payables to stockholders	-	715	0
NET CASH USED IN OPERATING ACTIVITIES	(551,429)	(92,985)	(4,275,774)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	-	(67,233)
Investment in intangible assets	-	-	(16,000)
Investment in property and equipment	(195,121)	-	(424,977)
NET CASH USED IN INVESTING ACTIVITIES	(195,121)	-	(508,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	-	4,774,000
Advances from stockholders	-	80,500	400,702
Proceeds from warrants exercised	-	13,500	31,500
Repayment of advances from stockholders	-	(9,000)	(401,430)
Payments to third party	-	-	(100,000)
Convertible note proceeds	-	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	85,000	4,804,772

NET CHANGE IN CASH AND CASH EQUIVALENTS	(746,550)	(7,985)	20,788
Cash and cash equivalents at beginning of period	767,338	8,363	-
Cash and cash equivalents at end of period	$20,788	$378	$20,788

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$625	$3,077
Cash paid for income taxes	-	-
NON-CASH TRANSACTIONS
Conversion of Preferred shares to Common Shares	$-	-

See accompanying notes to the financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

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

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, July 31, 2008, as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

From Inception to October 31, 2008, Exobox has accumulated losses of $10,601,147. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management is seeking additional capital because it feels the $2.9 million that it  raised isn’t sufficient to continue  the complete coding of its expanded software products and introduce the resulting products to market. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2008:

Description	Life	Amount
Furniture and fixtures	5 years	$169,039
Leasehold improvements	5 years	154,803
Computers	3 years	58,886
Telephone system	5 years	37,960
Copier	5 years	4,288
		424,976
Less: accumulated depreciation		(35,101)
		$389,875

Depreciation expense totaled $ 18,469 and $ 2,168 for the quarters ending October 31 2008 and October 31, 2007, respectively.

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

Index

Patents are mainly comprised of legal services paid to a shareholder and patent application fees.  Exobox began amortizing these costs since the patents have been granted.  Amortization totaled $983 and $0 during the quarters ended October 31, 2008 and October 31, 2007, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

WARRANTS

At October 31, 2008, Exobox had outstanding and exercisable warrants to purchase an aggregate of 11,692,500 shares of common stock. The weighted average remaining life is 2.73 years and the weighted average price per share is $0.61 per share.

The status of the warrants as of October 31, 2008, is as follows:

Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
OUTSTANDING, July 31, 2007	4,460,000	$0.20
Granted	7,300,000	0.86
Expired	-	-
Exercised	(67,500)	0.20
OUTSTANDING, July 31, 2008	11,692,500	$0.61
Granted	-	-
Expired	-	-
Exercised	-	-
OUTSTANDING, October 31, 2008	11,692,500	$0.61

Following is the details of warrants outstanding as of October 31, 2008:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
4,342,500	10/31/2010	2.00	$0.20
1,500,000	9/24/2012	3.95	$0.30
50,000	7/31/2011	2.75	$0.25
5,800,000	12/31/2011	2.97	$1.00

For the quarter ended October 31, 2008, no warrants were exercised.

OPTIONS

On October 14, 2008, Exobox granted an option to two senior developers of Exobox for 100,000 shares each with an exercise price of $.25 a share.  25,000 shares vested immediately for each individual and an additional 25,000 shares per individual shall vest every year until October 14, 2011.

Black-Scholes was applied to value the options totaling $24,759 for the 200,000 shares.  The simplified method was applied in calculating the term.  Exobox recognized $6,190 in the current quarter for the 50,000 shares that vested as of October 31, 2008.  The remaining 150,000 unvested shares have an unrecognized value of $18,569.

Index

The following assumptions were applied to value the options:

Expected volatility	195.06% - 242.68%
Term (years)	1.5 – 4.5
Risk-free interest rate	1.82% - 3.01%
Expected dividend yield	0%

The status of the options as of October 31, 2008, is as follows:

	Options	Weighted Average Exercise Price
OUTSTANDING, July 31, 2008	-	$0.00

Granted	200,000	$0.25
Expired	-	-
Exercised	-	-
OUTSTANDING, October 31, 2008	200,000	$0.25

Following is the details of options outstanding as of October 31, 2008:

	Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
	50,000	10/14/2011	3	0.25
	50,000	10/14/2012	4	0.25
	50,000	10/14/2013	5	0.25
	50,000	10/14/2014	6	0.25
Balance	200,000		4.50

The following is a summary of non-vested shares:

Options
Nonvested shares at July 31, 2008	-
Granted	200,000
Vested	(50,000)
Expired	-
Exercised	-
Nonvested shares at October 31, 2008	150,000

NOTE 6 – COMMITMENTS

In August 2008, Exobox established a 401K retirement plan, of which, Exobox is required to contribute matching contributions of an amount equal to the participant’s Elective Deferral that does not exceed 3% of the participant’s compensation, plus 50% of the participant’s Elective Deferral that exceeds 3% of the participant’s compensation but does not exceed 5% of the participant’s compensation for the Plan Year. Exobox is current on their contributions as of October 31, 2008.   During the quarter ended October 31, 2008, the Company contributed $9,240 in matching contributions.

Index

NOTE 7 – SUBSEQUENT EVENTS

During November, a shareholder converted 5,000 shares of Series A Preferred Stock and 17,568 shares of Series B Preferred into 460,295 and 1,617,291 shares of common stock respectively.

During November, the Company issued 221,250 shares of its Common Stock to its consultants and employees pursuant to the Company’s consulting and employment agreements.

PART I

ITEM 2

MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company's expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in the Company's expectations.

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

Certain Factors that may Affect Future Performance

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at October 31, 2008, we had an accumulated deficit of $10,601,147. We had no gross revenues for the quarter ended October 31, 2008, and a loss from operations of $893,800.  As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2009 and thereafter.

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

Index

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of October 31, 2008, we have current assets of $60,813and current liabilities of $572,940, of which $419,502  is for an accrued liability.   Our current liquidity position only allows us to meet nominal working capital needs.  We will need $750,000 to meet our working capital needs through fiscal 2009.  Any failure to obtain such financing could force us to abandon or curtail our operations.

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

RESEARCH AND DEVELOPMENT EXPENSES. The Company had no research and development expenses for the three months ended October 31, 2008and 2007. The Company incurred $288,259 in research and development expenses since inception.

GENERAL ANDADMINISTRATIVE EXPENSES("G&A"). The Company's G&A expenses for the three months ended October 31, 2008 and 2007 increased from $38,206 to $158,746, respectively. The increase was primarily due to moving into the Company’s new offices. Company income (loss) before income taxes for the three months ended October 31, 2008 and 2007 increased from $571,994 to $893,800. The change was primarily due to having more employees, moving into the companies new offices and legal fees.

LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2008, the Company had a working capital deficit of $512,127. As of October 31, 2007, the Company’s working capital deficit was $1,884,812. During the periods from July 31, 2008 through October 31,2008 and July 31, 2007 through October 31, 2007, the Company's working capital deficit decreased by $881,397 and $1,860,129. The decreases were the result incurring company expenses, raising no additional capital during the period and having no income during the period.

The Company will require additional capital to support the development stage activities of the development of its proprietary software. There can be no assurance that any required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last two years by the $3,900,000 equity raised from its private placement, a $500,000 unregistered sale of its securities and non interest bearing loans from the companies officers and affiliates.

Index

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that (a)the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

EXOBOX TECHNOLOGIES CORP.

Dated: December 15, 2008	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: December 15, 2008	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)