Form 10-Q
period 2009-01-31
Exobox Technologies Corp.
filed 2009-03-23
CIK 1335002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

Exobox Technologies Security Beyond the Enterprise™
.
(Exact name of registrant as specified in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 200, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

As of March 23, 2009, 2008, there were 405,106,048 shares of Exobox’s common stock outstanding.

EXOBOX TECHNOLOGIES CORP.
FORM 10-QSB FOR THE QUARTER ENDED JANUARY 31, 2009

INDEX

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	January 31, 2009	July 31, 2008
ASSETS
Current Assets:
Cash	$3,832	$767,338
Other Current Assets	26,241	61,972
Prepaid Insurance	4,940	22,628
Total Current Assets	35,013	851,938

Property and equipment, net	376,798	213,223
Other Assets:
Patents, net	51,624	53,590
Intangibles, net	5,284	7,951

TOTAL ASSETS	$468,719	$1,126,702

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities:
Accounts Payable	$353,730	$53,451
Advances from Stockholders	543,000	-
Accrued Liabilities	502,002	429,217

Total Current Liabilities	1,398,732	482,668

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 6,378 shares issued and outstanding at January 31, 2009 and July 31, 2008, respectively	1	6

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 0 and 17,568 shares issued and outstanding at January 31, 2009 and July 31, 2008, respectively	-	18

Common stock, $0.001 par value, 500,000,000 shares authorized, 405,106,048 and 398,435,250 shares issued and outstanding at January 31, 2009 and July 31, 2008, respectively	405,107	398,435

Additional paid-in capital	10,508,624	9,952,921
Stock to be issued	9,813	-

Deficit accumulated during development stage	(11,853,558)	(9,707,346)

Total stockholders' equity (deficit)	(930,013)	644,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$468,719	$1,126,702

See accompanying notes to the unaudited financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended January 31, 2009		Three Months Ended January 31, 2008		Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	Inception (October 21, 2002) to January 31, 2009
Expenses:
General & Administrative		$179,816		$73,431	$338,562	$111,636	$1,222,350
Depreciation and amortization		26,431		2,168	47,216	4,336	85,539
Professional Fees		552,079		618,103	955,575	1,344,700	4,371,798
Payroll Expenses		482,694		1,705,800	794,164	1,993,800	5,338,155
Software development expense		11,110		-	11,110	-	532,503
Research and Development		-		-	-	-	288,259

Total Operating Expenses		1,252,130		2,399,502	2,146,627	3,454,472	11,838,604

Loss from Operations		(1,252,130)		(2,399,502)	(2,146,627)	(3,454,472)	(11,838,604)

Other Income (Expense):
Gain on Derivatives						2,025,042	100,000
Gain on Extinguishment of Note						(395,000)	7,137
Interest Income		129		-	1,452	-	3,541
Interest Expense		(412)		(925)	(1,037)	(4,003)	(125,632)
Total Other Income (Expenses)		(283)		(925)	415	1,626,039	(14,954)

Loss Before Income Taxes		(1,252,413)		(2,400,427)	(2,146,212)	(1,828,433)	(11,853,558)

Provision for Income Taxes		-		-	-	-	-

Net Loss		$(1,252,413)		$(2,400,427)	$(2,146,212)	$(1,828,433)	$(11,853,558)

Basic and diluted
Net loss per common share-basic and diluted	$	(0.00)	$	(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding-basic and diluted		402,447,715		324,485,224	400,646,350	231,163,433

See accompanying notes to unaudited financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended January 31,	Six Months Ended January 31,	October 21, 2002 (Inception) to January 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,146,212)	$(1,828,433)	$(11,853,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	13,192	1,417,800	2,315,992
Warrant issued for consulting services	-	434,165	446,660
Stock issued for services	549,307	742,642	1,916,075
Depreciation and amortization	47,216	4,336	85,539
(Gain) Loss on derivative	-	(2,025,042)	5,000
(Gain) Loss on debt extinguishment	-	395,000	(7,137)
Changes in operating assets and liabilities:
Prepaid and other current assets	53,420	14,184	(31,180)
Accounts payable	309,945	44,142	363,396
Accrued expenses	72,785	577,637	1,934,520
Accounts payables to stockholders	-	448	-
NET CASH USED IN OPERATING ACTIVITIES	(1,100,347)	(223,121	(4,824,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	-	-	(67,233)
Investment in intangible assets	-	-	(16,000)
Investment in property and equipment	(206,159)	-	(436,014)
NET CASH USED IN INVESTING ACTIVITIES	(206,159)	-	(519,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	1,000,000	4,774,000
Advances from stockholders	543,000	133,990	574,500
Proceeds from warrants exercised	-	13,500	400,702
Repayment of advances from stockholders	-	(160,200)	(401,430)
Payments to third party	-	-	(100,000)
Convertible note proceeds	-	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	543,000	987,290	5,347,772

NET CHANGE IN CASH AND CASH EQUIVALENTS	(763,506)	764,169	3,832
Cash and cash equivalents at beginning of period	767,338	8,363	-
Cash and cash equivalents at end of period	$3,832	$772,532	$3,832

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,037	$4,066
Cash paid for income taxes	-	-
NON-CASH TRANSACTIONS
Conversion of Preferred shares to Common Shares	$2,078	-

See accompanying notes to the unaudited financial statements

Index

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Nature of Business and Summary of Accounting Policies

The accompanying unaudited interim financial statements of Exobox Technologies Corporation, a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in our latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, July 31, 2008, as reported in Form 10-KSB, have been omitted.

Certain prior quarter amounts have been reclassified to conform with the current quarter presentation.

Note 2.  Going Concern

From Inception to January 31, 2009, we have accumulated losses of $11,853,558. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity or debt financing and/or attaining profitable operations. Our management is seeking additional capital because it feels the $2.9 million that it raised isn’t sufficient to continue the complete coding of its expanded software products and introduce the resulting products to market. There is no guarantee that we will be able to complete any of the above objectives. These factors raise substantial doubt regarding our ability to continue as a going concern.

Note 3.  Property and Equipment

Property and equipment consisted of the following at January 31, 2009 and July 31, 2008:

		January 31, 2009	July 31, 2008
Description	Life	Amount	Amount
Furniture and fixtures	5 years	$169,038	$98,338
Leasehold improvements	5 years	154,802	59,016
Computers	3 years	69,924	49,172
Telephone system	5 years	37,960	19,042
Copier	5 years	4,288	4,286
		436,012	229,854
Less: accumulated depreciation		(59,214)	(16,631)
		$376,798	$213,223

Depreciation expense totaled $42,584 and $ 3,076 for the six months ended January 31, 2009 and January 31, 2008, respectively.

We acquired assets totaling $ 206,159 and $ 0 for the six months ended January 31, 2009 and January 31, 2008, respectively.

Note 4.  Patents

We have two technological inventions with patents pending in United States and throughout the world. The rights and interest include, among other things, (i) the patent applications and any changes or amendments thereto, (ii) the invention, (iii) the technical information, trade secrets, identities of customers, studies, plans, drawings, blueprints and specifications, production methods, (iv) the embodiment of any claim described and claimed in any valid claim of the patent application, (v) right to file foreign patent applications, and (vi) any all patents resulting from current patent applications.

Index

Patents are mainly comprised of legal services paid to a shareholder and patent application fees.  We began amortizing these costs since the patents have been granted.  Amortization totaled $ 4,632 and $ 1,260 for the six month ended January 31, 2009 and January 31, 2008 respectively.

Note 5.  Advances from Stockholders

Certain of Exobox’s stockholders have loaned cash to the company for working capital purposes.  The loans were issued through promissory notes and have zero stated interest rate.  Exobox will have to consider imputing interest on these notes in the next quarter.  These loans totaled $543,000 at January 31, 2009.  During the months of February and March certain stockholders loaned cash to the company totaling $344,981.  These loans also were issued through promissory notes.

 Note 6.  Stockholders’ Equity

Stock Option, Stock Warrant and Stock Award Plan

On September 15, 2005, we adopted a stock option, stock warrant and stock award plan for our officers, directors, consultants and key employees. We reserved 1,630,125 shares of common stock, warrants, options, preferred stock or any combination thereof for the plan.

On June 18, 2007 we filed with the SEC an S-8 registration statement registering 20,000,000 shares reserved for our officers, directors, consultants and key employees.

During November, we converted 5,000 series A preferred stock and 17,568 series B preferred stock to 2,077,568 shares of common stock.

During the first quarter of 2009, we issued 1,145,000 shares to consultants and employees pursuant to consulting and employment agreements with a value of $180,550.

During the second quarter of 2009, we issued 3,448,750 shares of our common stock to consultants and employees pursuant to consulting and employment agreements with a value of $368,756.

Warrants

At January 31, 2009, we had outstanding and exercisable warrants to purchase an aggregate of 11,692,500 shares of common stock with an intrinsic value of $0.  The weighted average remaining life is 2.48 years and the weighted average price per share is $0.61 per share.

The status of the warrants as of January 31, 2009, is as follows:

Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
Outstanding, July 31, 2007	4,460,000	$0.20
Granted	7,300,000	0.86
Expired	-	-
Exercised	(67,500)	0.20
Outstanding, July 31, 2008	11,692,500	$0.61
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding, January 31, 2009	11,692,500	$0.61

Following is the details of warrants outstanding as of January 31, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
4,342,500	10/31/2010	1.75	$0.20
1,500,000	9/24/2012	3.70	$0.30
50,000	7/31/2011	2.50	$0.25
5,800,000	12/31/2011	2.72	$1.00

Index

For the quarter ended January 31, 2009, no warrants were exercised.

Options

In November, 2008, we granted to an employee an option to purchase 100,000 shares with an exercise price of $.25 a share.  25,000 shares vested immediately and an additional 25,000 shares shall vest every year until November 2011.

 In December, 2008, we granted to two employees options to purchase125,000 shares  with an exercise price of $.25 a share.  31,250 shares vested immediately and an additional 31,250 shares shall vest every year until December 2011.

Black-Scholes was applied to value the options totaling $21,820 for the 225,000 shares.  The simplified method was applied in calculating the term.

The following assumptions were applied to value the options:

Expected volatility	180.98%
Term (years)	1.5 – 3
Risk-free interest rate	1.82% - 3.01%
Expected dividend yield	0%

We recognized $13,045 for the 118,750 shares that vested as of January 31, 2009.  The remaining 306,250 unvested shares have an unrecognized value of $33,387.  The options intrinsic value is $0.

The status of the options as of January 31, 2009, is as follows:

	Options	Weighted Average Exercise Price
Outstanding, July 31, 2008	-	$-
Granted	425,000	$0.25
Expired	-	-
Exercised	-	-
Outstanding, January 31, 2009	425,000	$0.25

Following is the details of options outstanding as of January 31, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
50,000	10/14/2011	2.75	0.25
25,000	11/14/2011	2.83	0.25
50,000	12/7/2011	2.92	0.25
75,000	12/16/2011	2.92	0.25
50,000	10/14/2012	3.75	0.25
25,000	11/14/2012	3.83	0.25
50,000	10/14/2013	4.75	0.25
25,000	11/14/2013	4.83	0.25
50,000	10/14/2014	5.75	0.25
25,000	11/14/2014	5.83	0.25
425,000		3.87

Index

The following is a summary of non-vested shares:

Options
Nonvested shares at July 31, 2008	-
Granted	425,000
Vested	(118,750)
Expired	-
Exercised	-
Nonvested shares at January 31, 2009	306,250

Note 7.  Commitments

In August 2008, we established a 401K retirement plan, of which, we are required to contribute matching contributions of an amount equal to the participant’s Elective Deferral that does not exceed 3% of the participant’s compensation, plus 50% of the participant’s Elective Deferral that exceeds 3% of the participant’s compensation but does not exceed 5% of the participant’s compensation for the plan year.  In January, 2009, Exobox merged its 401K Plan into a new 401K Plan. Our new 401K retirement plan provides for us to contribute matching contributions in varying amounts depending on the participant’s level of contributions up to a maximum of 4% of the participant’s compensation for the plan year. We are current on their contributions as of January 31, 2009.   During the quarter ended January 31, 2009, we contributed $0 in matching contributions due to the merger.  We began making contributions in February, 2009, to the new plan.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements that relate to the Company's expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other entity, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under Item 1A. Risk Factors.

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

Over time we intend to deliver a comprehensive and diverse set of security products and services to large enterprises, governments, small and medium-sized businesses, and consumers on a worldwide basis. We plan to develop a product delivery ecosystem for our products that includes direct, inside, and channel sales resources, as well as various relationships with original equipment manufacturers, or OEMs

Index

Key drivers of our product development include the ever-increasing quantity of data being collected, and the need for that data to be discoverable, protected, recoverable, and accessible at all times. Other factors driving demand for our solutions include the increasing number of Internet users, PDA’s, computing devices, and companies conducting business online, and the increasing importance of document retention and regulatory compliance solutions.

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

To date, all of our efforts have been to develop our product and our loss from inception is $11,853,558, which includes approximately $ 4,678,727 in non-cash, stock-based compensation to employees, consultants and vendors for services rendered.  We believe that we will continue to incur additional losses in attempting to bring our first product to market.  We plan to bring additional products to market which will also result in increased operating expenses.  While there is no assurance that our product will be accepted by the market, we believe that our product addresses a market need.  We believe that the biggest risk currently facing the Company is its lack of adequate funding.  We are attempting to address this need on an immediate basis.

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

Results of Operations

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

Net Sales. We have had no sales since inception.

Research and Development Expenses. We had no research and development expenses for the three months ended January 31, 2009 and 2008. The Company incurred $288,259 in research and development expenses since inception.

General and Administrative Expenses ("G&A"). G&A expenses for the three months ended January 31, 2009 and 2008 decreased from $338,562 to $179,816, respectively. The decrease was primarily due to a reduction in other expenses. Company income (loss) before income taxes for the three months ended January 31, 2009 and 2008 decreased from $2,400,427 to $1,252,413. The change was primarily due to a reduction in non-cash compensation expense.  A significant portion of the Company’s G&A, professional fees and payroll expenses are related to the development of the Company’s software.

Professional Fees.  Professional fees decreased from $618,103 for the three months ended January 31, 2008 to $552,079 for the three months ended January 31, 2009, primarily resulting from the expiration of a number of consulting agreements.

Payroll Expenses.  Payroll expenses decreased from $1,705,800 for the three months ended January 31, 2008 to $482,694 for the three months ended January 31, 2009.  The decrease was primarily due to a reduction in non-cash compensation expense.

Net Loss.  Net loss for the three months ended January 31, 2009 and 2008 was $1,252,413 and $2,400,427, respectively.

Index

Six Months Ended January 31, 2009 Compared to Six Months Ended January 31, 2008

Net Sales. We have had no sales since inception.

Research and Development Expenses. We had no research and development expenses for the six months ended January 31, 2009 and 2008.

G&A Expenses. G&A expenses for the six months ended January 31, 2009 and 2008 increased from $111,636 to $338,562, respectively. The increase was primarily due to a reduction in other expenses.

Professional Fees.  Professional fees decreased from $1,344,700 for the six months ended January 31, 2008 to $955,575 for the six months ended January 31, 2009, primarily resulting from the expiration of a number of consulting agreements..

Payroll Expenses.  Payroll expenses decreased from $1,993,800 for the six months ended January 31, 2008 to $794,164 for the six months ended January 31, 2009.  The decrease was primarily due to a reduction in non-cash compensation expense

Net Loss. Net loss for the six months ended January 31, 2009 and 2008 was $2,146,212 and $1,828,433, respectively.

Liquidity and Capital Resources

As of January 31, 2009, we had a working capital deficit of $1,363,719. During the second quarter ended January 31, 2009 our working capital deficit increased by $851,592, primarily due to incurring short-term debt and delaying the payment of our accounts payable.  Our current liquidity position does not allow us to meet our nominal working capital needs which has required us to leverage off our vendors and seek loans from certain shareholders. Historically, our working capital resulted from best efforts equity financing and shareholder loans. We will need to obtain working capital of at least $3,900,000 to fund our minimum operating expenses for the twelve months. We expect that we will need to raise at least $7,500,000 to fund our minimum operating expenses for the next twenty-four months, which amount assumes incurring expenses for future product developments. We have no external credit or debt facilities in place to provide financing. We will be reliant upon best efforts debt or equity financing, including possible shareholder loans, to provide necessary working capital.  Accordingly, there can be no assurance we will be able obtain necessary funding to meet working capital requirements, the failure of which will result in our curtailing operations and/or selling assets.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

None.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weakness in internal control over financial reporting for the period ending January 31, 2009, as described below.

In our annual report on Form 10-K, we reported that we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that, as of July 31, 2008, we had the following material weakness:

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

Management concluded that, as a result of the material weaknesses noted above, the Company did not maintain effective internal control over financial reporting as July 31, 2008 based on criteria set forth in the COSO framework.  While we have taken remedial actions, as described below, and believe that the material weakness of Deficiency in the Company’s Entity Level Controls has been remediated, the material weakness of Deficiency in Segregation of Duties continued for the period ending January 31, 2009.
Management’s Remedial Actions

1.
Deficiency in the Company’s Entity Level Controls.  During the quarter ended January 31, 2009, we began taking steps to restructure the management and certain operations of the company in part to strengthen our internal control over financial reporting.  On December 9, 2009, Mr. Charles Turner was elected to our Board, as an independent director, and was appointed as a member of the Audit Committee, as disclosed in our Form 8-K, dated December 11, 2008.  Additionally, as disclosed in our proxy statement, filed on December 11, 2008, the Board determined that Mr. Turner qualified as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.  On January 27, 2009, Mr. Turner resigned from the Board, as disclosed in our Form 8-K, dated January 30, 2009, thereby vacating his position on the Audit Committee as a “financial expert”.  Also on January 27, 2009, and disclosed in the same Form 8-K, dated January 30, 2009, the Company appointed Mr. Kevin P. Regan on January 27, 2009, as President and Chief Operating Officer, as disclosed in our Form 8-K, dated January 30, 2009.  Mr. Regan served as a founder and Managing Director of Genesis Financial Group, LLC, a boutique investment banking firm, serves on the boards of various privately-held corporations, and received his B.S of Economics from the University of Houston.  In lieu of a “financial expert” on the Audit Committee providing sufficient financial expert oversight, the Company has included in its internal controls over financial reporting an independent review of the financial statements and related footnotes by Mr. Regan.  While we do not have a “financial expert” on the Audit Committee as of January 31, 2009 and continue our efforts to attract such an individual to our Board, management believes the review of the financial statements and related footnotes by Mr. Regan mitigates the risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient financial expert oversight.  This estimated cost of this remediation effort is negligible as Mr. Regan is an employee of the Company and this review is part of his on-going job responsibilities.

Index

2.
Deficiency in Segregation of Duties.  During the quarter ended April 30, 2009, we plan the retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related to our accounting processes in order to streamline and improve the effectiveness of these processes.  We believe that the Company will be able to reorganize certain accounting processes in order to improve and maintain appropriate segregation of duties between the custody of assets and the recording of transactions.  The cost of this remediation effort, including the retention of the outside consulting firm is estimated at $65,000.  This cost is included in the amount to needed to fund our operations as discussed in ITEM 2, MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, noted under the caption “Certain Factors that may Affect Future Performance.”

(b)  Changes in internal control over financial reporting.

Except as noted under the caption “Management’s Remedial Action” above, there was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any litigation and to the best of the Company's knowledge no litigation is threatened.

ITEM 1A.	RISK FACTORS

Certain Factors that May Affect Future Performance

The risk factors below supplement and should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of January 31, 2009, we have current assets of $35,013 and current liabilities of $1,398,732.  Our current liquidity position does not allow us to meet our nominal working capital needs which has required us to leverage off our vendors and seek loans from certain shareholders.  We will need to obtain working capital of at least $3,000,000 to fund our minimum operating expenses for the next twelve months.  We expect that we will need to raise at least $9,000,000 to fund our minimum operating expenses for the next twenty-four months, which working capital requirements assume incurring expenses for future product developments.  We have no external credit or debt facilities in place to provide financing.  We will be reliant upon best efforts debt or equity financing, including possible shareholder loans, to raise necessary working capital.  Accordingly, there can be no assurance that we will be able to obtain necessary funding to meet working capital requirements, the failure of which will result in our curtailing operations and/or selling assets.

Index

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at January 31, 2009, we had an accumulated deficit of $11,853,558. We had no gross revenues for the quarter ended January 31, 2009, and a loss from operations of $1,252,413.  As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2009 and likely thereafter.

We will not be able to continue our business operations unless we raise additional financing.

We are a development stage company and as such have generated no revenues or profits to date.  Our success will depend on the ability to attract external financing for our working capital needs and to develop our patent rights in connection with our software solutions.  As of the date hereof, we do not have sufficient funding to satisfy our working capital needs or to develop our products and, the failure to obtain sufficient funding, will preclude us from conducting meaningful business operations. We have historically financed our operations through best efforts private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all.  Thus, there can be no assurance that we will be able to raise required financing to continue operations.

There can be no assurance that we will be able to deliver a product to market.

While we anticipate the release of our first product to market in the second calendar quarter of 2009, it is possible that we may experience delays, technical or otherwise, that will not allow us to meet our expectations.  Moreover, there can be no assurance that we will be successful in delivering our first product to market.  Acceptance of our products by the market may not occur at all, or at the rate less than what we expect.  Accordingly, there can be no assurance that we will ever generate sufficient revenue, if any, to allow us to become cash flow positive.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred in the second quarter of fiscal 2009.

None

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. Sales commissions of $0 were paid to register brokers in connection with these issuances listed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Annual Meeting of Shareholders.

On January 15, 2009, the Company held its annual meeting of shareholders and the shareholders approved several items detailed in the proxy statement previously filed with the Commission.

(b)  Election of Board of Directors.

The following nominees were elected as directors by the shareholders at the January 15, 2009 Annual Meeting:

Robert Dillon	Michael Studdard
Scott R. Copeland	Jonathan Kim
Richard A. Evans	Stephen R. Lesem*
Charles Turner*

* Subsequently resigned in February 2009.

Index

(c)  Proposals Voted Upon and Shareholder Vote.

The shareholders voted to (i) elect seven (7) Directors to the Company’s Board of Directors to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified, and (ii) ratify the selection by the Audit Committee of Malone & Bailey, PC as the independent auditors of the Company for the fiscal year ending July 31, 2009.  A total of 300,377,272 shares were voted representing 74.61% of the outstanding shares.  The votes cast for and against each of the above-described two proposals are listed in the tables below.

Proposal #1 – Election of Each of the Nominated Directors:

Directors:	For	Against	Abstain	Totals
Robert Dillon	294,599,947	2,484,899	3,292,423	300,377,269
Scott R. Copeland	296,961,441	234,799	3,181,030	300,377,270
Richard A. Evans	294,173,997	1,357,781	4,845,493	300,377,271
Michael Studdard	295,429,161	102,616	4,845,493	300,377,270
Jonathan Kim	295,126,237	405,540	4,845,493	300,377,270
Charles Turner	297,009,309	95,459	3,272,502	300,377,270
Stephen R. Lesem	295,429,161	102,616	4,845,493	300,377,270

Proposal #2 – Ratification of Appointment of Auditor:

For	Against	Abstain	Totals
297,080,668	100,416	3,196,167	300,377,251

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

EXOBOX TECHNOLOGIES CORP.

Dated: March 23, 2009	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: March 23, 2009	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)