Form 10-Q/A
period 2008-10-31
Exobox Technologies Corp.
filed 2009-04-13
CIK 1335002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

(Exact name of registrant as specified in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 200, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No x

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

EXPLANATORY NOTE

This amendment to Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008, filed by Exobox Technologies Corp., a Nevada corporation (the “Registrant”), with the United States Securities and Exchange Commission (the “Commission”) on December 15, 2008 (the “Quarterly Report”), is filed for the sole purpose of amending the Quarterly Report to include the proper certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002.   Accordingly, pursuant to the rules of the Commission, Item 6 of Part II of the original Quarterly Report is hereby amended to contain currently dated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.  The certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1and 31.2.

                Except for the foregoing, this amendment does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report.

PART II.

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

EXOBOX TECHNOLOGIES CORP.

Dated: April 13, 2009	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer
(Principal Executive Officer)

Dated: April 13, 2009	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 13, 2009	By: /s/ Scott Copeland
Scott Copeland
Director

Dated: April 13, 2009	By: /s/ Michael S. Studdard
Michael S. Studdard
Director