Form 10-K/A
period 2008-07-31
Exobox Technologies Corp.
filed 2009-04-14
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
for the transaction period from   to
Commission File Number 0-02555

(Name of Small Business Issuer in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 200, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
State issuer’s revenues for its most recent fiscal year. $0.
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

EXOBOX TECHNOLOGIES CORP.

Index

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K for the year ended July 31, 2008, filed by Exobox Technologies Corp., a Nevada corporation (the “Registrant”), with the United States Securities and Exchange Commission (the “Commission”) on November 12, 2008 (the “Annual Report”), is filed for the purposes of amending the Annual Report to (i) delete references to the Litigation Reform Act in “Forward Looking Statements”, (ii) expand disclosure in Item 5, “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Securities”, (iii) expand disclosure in Item 9, “Directors and Executive Officers of the Registrant – Directors and Executive Officers”, (iv) the inclusion of the auditor’s consent as an exhibit to this Annual Report, (v) a revision to the certifications set forth as an exhibit to this Annual Report, and (vi) revision of the signature blocks on the signature page of this Annual Report.

FORWARD LOOKING STATEMENTS

This Form 10K-SB/Acontains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Exobox Technologies Corp. (“Exobox,” “Company,” “our” or “we”) or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Our common stock is listed on the OTC Bulletin Board, however, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Index

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

Recent Sales of Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred in the fourth quarter of fiscal 2008, as well as during fiscal 2008.

On September 28, 2007, two unaffiliated third parties exercised warrants to purchase an aggregate of 45,000 shares of our common stock at $0.20 per share.

On October 5, 2007, an unaffiliated third party exercised warrants to purchase an aggregate of 22,500 shares of our common stock at $0.20 per share.

On December 20, 2007, two unaffiliated third parties acquired 750,000 shares of our common stock and four-year warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 in consideration of $75,000.

On January 10, 2008, two unaffiliated third parties acquired 500,000 shares of our common stock and four-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 in consideration of $50,000.

On January 14, 2008, an unaffiliated third party acquired 250,000 shares of our common stock and four-year warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 in consideration of $25,000.

On January 16, 2008, three unaffiliated third parties acquired 750,000 shares of our common stock and four-year warrants to purchase 150,000 shares of common stock at an exercise price of $1.00  in consideration of $75,000.

On January 18, 2008, three unaffiliated third parties acquired 750,000 shares of our common stock and four-year warrants to purchase 150,000 shares of common stock at an exercise price of $1.00  in consideration of $75,000.

Index

On January 22, 2008, six unaffiliated third parties acquired 2,000,000 shares of our common stock and four-year warrants to purchase 400,000 shares of common stock at an exercise price of $1.00  in consideration of $200,000.

On January 23, 2008, two unaffiliated third parties acquired 500,000 shares of our common stock and four-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 in consideration of $50,000.

On January 25, 2008, four unaffiliated third parties acquired 1,000,000 shares of our common stock and four-year warrants to purchase 200,000 shares of common stock at an exercise price of $1.00  in consideration of $100,000.

On January 30, 2008, three unaffiliated third parties acquired 3,500,000 shares of our common stock and four-year warrants to purchase 700,000 shares of common stock at an exercise price of $1.00 in consideration of $350,000.

On January 31, 2008, two unaffiliated third parties acquired 750,000 shares of our common stock and four-year warrants to purchase 150,000 shares of common stock at an exercise price of $1.00  in consideration of $75,000.

On February 1, 2008, 18 unaffiliated third parties acquired 5,250,000 shares of our common stock and four-year warrants to purchase 1,050,000 shares of common stock at an exercise price of $1.00 in consideration of $525,000.

On February 6, 2008, 10 unaffiliated third parties acquired 4,500,000 shares of our common stock and four-year warrants to purchase 900,000 shares of common stock at an exercise price of $1.00  in consideration of $450,000.

On February 7, 2008, 5 unaffiliated third parties acquired 1,500,000 shares of our common stock and four-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.00  in consideration of $150,000.

On February 8, 2008, 5 unaffiliated third parties acquired 6,250,000 shares of our common stock and four-year warrants to purchase 1,250,000 shares of common stock at an exercise price of $1.00  in consideration of $625,000.

On February 12, 2008, 2 unaffiliated third parties acquired 500,000 shares of our common stock and four-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.00  in consideration of $50,000.

On February 14, 2008, an unaffiliated third party acquired 250,000 shares of our common stock and four-year warrants to purchase 50,000 shares of common stock at an exercise price of $1.00  in consideration of $25,000.

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

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. No sales commissions were paid to register brokers in connection with these issuances listed above.

Index

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

Index

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

Index

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

Preferred Stock Conversions

During August, September and October 2007, most of the holders of the Company’s Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock converted into shares of the Company’s common stock.  Due to the conversions the Company exchanged (i) 9,939,101 shares of common stock for 9,939,101 shares of our Class A Common Stock, (ii) 186,475,319 shares of our common stock for 2,025,608 shares of Series A Preferred Stock, (iii) 59,153,752 shares of our common stock for 642,564 shares of Series B Preferred Stock and (iv) 14,013,939 shares of our common stock for 104,992 shares of Series D Preferred Stock.  Therefore, as of October 17, there are no longer any shares of Class A Common Stock and Series D Preferred Stock.  As a result of this conversion, an aggregate of 269,582,111shares of common stock were issued.  Management determined to effect this conversion in order to simplify its capital structure in anticipation of the Company’s private placement effected February 2008.

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

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Index

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
		$213,223

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

Index

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

Beginning in April 2007, Exobox leased residential facilities in Houston, Texas from a third party for $2,045 per month for the first six months and $2,093 per month for the second six months.  The lease is now on a month-to-month basis.

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

Index

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

Michael S. Studdard was appointed to the Exobox board on April 4, 2008. Mr. Studdard has served since July 2006 as president and a director of Wentworth Energy, Inc., a publicly-traded oil and gas exploration and development company based in Palestine, Texas, for which he successfully arranged $32.35 million in financing.  Mr. Studdard served from 1992 until July 2006 as an independent landman with Michael S. Studdard & Associates, a private company specializing in seismic permitting and exploration ventures.  Mr. Studdard has more than 25 years experience in operating several diversified companies in the oil and gas industry and brings strong, independent general business skills to the Exobox Board of Directors.

On November 6, 2008, Jonathan Kim was elected to serve as a member of the Board of Directors, filling the 6th Board seat.  Mr. Kim served as senior vice president of operations for Gringo’s Mexican Kitchen since 2000, overseeing the 8 Gringo’s restaurants along with their  new restaurant concept, Bullrito’s. Gringo’s is a full-service chain of Tex-Mex restaurants that has been in business for more than 15 years, with eight Gringo’s locations all over the greater Houston area and in San Antonio.  Mr. Kim brings to Exobox his considerable general business operations expertise and is a substantial shareholder in the Company.

Index

The Board considers Mr. Kim not to be an independent director, as defined in Section 10A-3(b) of the Securities Exchange Act of 1934. As a non-management member of the Board, Mr. Kim will receive the same standard compensation paid to other non-management directors for service on the Board and its committees.

There are no arrangements or understandings between Mr. Kim and any other person pursuant to which he was selected as a director, and there have been no transactions since the beginning of the Company’s last fiscal year, or are currently proposed, regarding Mr. Kim that are required to be disclosed by Item 404(a) of Regulation S-K.

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

Index

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

Mr. Pernia’s employment agreement provides for an annual salary of 120,000, is effective through March 1 2010, and automatically renews for successive one-year terms unless terminated. In addition, Mr. Pernia is eligible to receive an annual bonus based on performance criteria as determined by the compensation committee of the board of directors.  Mr. Pernia receives customary fringe benefits.

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

Index

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

Index

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
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 13, 2009	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 13, 2009	By: /s/ Scott Copeland
Scott Copeland
Director

Dated: April 13, 2009	By: /s/ Michael S. Studdard
Michael S. Studdard
Director