Form 10-K/A
period 2008-07-31
Exobox Technologies Corp.
filed 2009-04-17
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-KSB/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
for the transaction period from                      to
Commission File Number 0-02555

(Name of Small Business Issuer in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 200, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K for the year ended July 31, 2008, filed by Exobox Technologies Corp., a Nevada corporation (the “Registrant”), with the United States Securities and Exchange Commission (the “Commission”) on November 12, 2008 (the “Annual Report”), is filed for the purposes of including the auditor’s consent which was inadvertently omitted from the amendment to the Annual Report filed with the Commission on April 13, 2009.

ITEM 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Articles of Incorporation Exobox Technologies Corp. (1)
3.2	Bylaws of Exobox Technologies Corp. (1)
3.3	Certificate of Amendment to Articles of Incorporation (3)
4.1	Designation of Class A Common Stock (included in Exhibit 3.1) (1)
4.2	Designation of Series A Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.3	Designation of Series B Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.4	Designation of Series C Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.5	Designation of Series D Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.6	Form of Warrants to purchase shares of common stock (1)
10.1*	2007 Stock Option Plan (2)
10.2*	Employment Agreement between Exobox Technologies Corp. and Robert B. Dillon (3)
10.3*	Employment Agreement between Exobox Technologies Corp. and Michael C. Wittenburg (3)
10.4*	Employment Agreement between Exobox Technologies Corp. and Michael G. Wirtz (3)
10.5*	Employment Agreement between Exobox Technologies Corp. and Marcos Pernia (3)
10.6*	Employment Agreement between Exobox Technologies Corp. and Reginald Goodman (3)
10.7*	Employment Agreement between Exobox Technologies Corp. and Scott Copeland (3)
10.8	Securities Purchase Agreement covering Series C Convertible Preferred Stock (1)
14.1	Code of Business Conduct and Ethics (1)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of auditors for Registrants Form S-8 (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

* Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the Registrant’s Form 10-SB12, filed on December 21, 2005.
(2) Incorporated herein by reference to the Registrant’s Form S-8, filed on June 29, 2007.
(3) Incorporated herein by reference to the Registrant’s Form 10-SB12G/A, filed on February 3, 2006.
(4) Filed herewith.

2

EXOBOX TECHNOLOGIES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

EXOBOX TECHNOLOGIES CORP.

Dated: April 16, 2009	By: /s/ Robert B. Dillon
Robert B. Dillon
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 16, 2009	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 16, 2009	By: /s/ Scott Copeland
Scott Copeland
Director

Dated: April 16, 2009	By: /s/ Michael S. Studdard
Michael S. Studdard
Director

3