Form 10-Q
period 2009-06-22
Exobox Technologies Corp.
filed 2009-06-22
CIK 1335002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

Exobox Technologies Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 200, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐   No   ☒

As of June 19, 2009, there were 460,934,637shares of Exobox’s common stock outstanding.

EXOBOX TECHNOLOGIES CORP.
FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2009

INDEX

PART I. FINANCIAL INFORMATION	Page
No.
Item 1. Financial Statements

Balance Sheets as of April 30, 2009 and July 31, 2008 (Unaudited).	3

Statements of Expenses for the three months and nine months ended April 30, 2009 and 2008 and for the period from October 21, 2002 (Inception) to April 30, 2009 (Unaudited).	4

Statements of Cash Flows for the nine months ended April 30, 2009 and 2008 and for the period from October 21, 2002 (Inception) to April 30, 2009 (Unaudited).	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Recent Sales of Unregistered Securities	18

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	19

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EXOBOX TECHNOLOGIES CORP .
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$3,006	$767,338
Other current assets	26,241	61,972
Prepaid insurance	30,068	22,628
Total current assets	59,315	851,938

Property and equipment, net	415,642	213,223
Other assets:
Patents, net	50,642	53,590
Intangibles, net	3,951	7,951

Total assets	$529,550	$1,126,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$567,666	$53,451
Advances from stockholders	1,283,081	-
Accrued liabilities	614,774	429,217
Total current liabilities	2,465,521	482,668

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 6,378 shares issued and outstanding at April 30, 2009 and July 31, 2008, respectively	1	6
Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 0 and 17,568 shares issued and outstanding at April 30, 2009 and July 31, 2008, respectively	-	18
Common stock, $0.001 par, 500,000,000 shares authorized, 423,817,833 and 398,435,250 shares issued and outstanding at April 30, 2009 and July 31, 2008, respectively	423,818	398,435
Additional paid-in capital	11,773,659	9,952,921
Stock to be issued	9,813	-
Deficit accumulated during development stage	(14,143,262)	(9,707,346)
Total stockholders’ equity (deficit)	(1,935,971)	644,034

Total liabilities and stockholders’ equity (deficit)	$529,550	$1,126,702

See accompanying notes to the unaudited financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,		Inception
	2009	2008	2009	2008	through April 30, 2009
Expenses:
Research and development	336,062	74,514	684,876	1,131,228	2,938,864
Sales and marketing	75,485	-	96,549	-	96,549
General and administrative	1,875,185	813,817	3,651,934	3,211,575	11,089,923
Total expense	2,286,732	888,331	4,433,359	4,342,803	14,125,336

Loss from operations	(2,286,732)	(888,331)	(4,433,359)	(4,342,803)	(14,125,336)

Other income (expense):
Gain on derivatives	-	-	-	1,630,042	100,000
Gain on extinguishment of debt	-	-	-	-	7,137
Interest income	33	-	1,485	-	3,574
Interest expense	(3,005)	(116)	(4,042)	(4,119)	(128,637)
Total other income (expenses)	(2,972)	(116)	(2,557)	1,625,923	(17,926)

Net loss	$(2,289,704)	$(888,447)	$(4,435,916)	$(2,716,880)	$(14,143,262)

Net loss per share – basic and diluted	(0.01)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding:
Basic and diluted	412,046,029	395,075,784	404,191,419	285,003,256

See accompanying notes to unaudited financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
(Unaudited)

			October 21, 2002 (Inception)
	Nine months ended April 30,		Through
	2009	2008	April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,435,916)	$(2,716,880)	$(14,143,262)
Adjustments to reconcile net loss to cash used by operating activities:
Share-based compensation	16,597	1,417,800	2,319,397
Warrant issued for consulting services	-	434,165	446,660
Stock issued for services	1,604,349	1,079,138	2,971,117
Depreciation and amortization	76,478	6,919	114,801
Loss (gain) on derivatives	-	(2,025,042)	5,000
Loss (gain) on debt extinguishment	-	395,000	(7,137)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28,291	1,528	(56,305)
Accounts payable	523,833	(8,240)	577,282
Accrued liabilities	330,906	404,003	2,192,640
Accounts payable to stockholders	-	(3,571)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,855,462)	(1,015,180)	(5,579,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	-	-	(67,233)
Investment in intangible assets	-	(5,000)	(16,000)
Investment in property and equipment	(271,951)	(30,717)	(501,807)
NET CASH USED IN INVESTING ACTIVITIES	(271,951)	(35,717)	(585,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	2,825,000	4,774,000
Advances from stockholders	1,283,081	133,990	1314,581
Proceeds from warrants exercised	-	13,500	400,702
Repayment of advances from stockholders	-	(284,790)	(401,430)
Payments to third parties	-	-	(100,000)
Convertible note proceeds (payments)	80,000	-	180,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,363,081	2,687,700	6,167,853

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(764,332)	1,636,803	3,006
Cash and cash equivalents, beginning of period	767,338	8,363	-
Cash and cash equivalents, end of period	3,006	1,645,166	3,006

Non cash investing and financing activities:
Conversion of preferred shares to common shares	2,078	260,221
Stock issued for accrued salaries	(145,300)	-
Series C preferred shares cancelled	-	19

Supplemental disclosures:
Cash paid for interest	875	4,119
Cash paid for income taxes	-	-

See accompanying notes to the unaudited financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Nature of Business and Summary of Accounting Policies

The accompanying unaudited interim financial statements of Exobox Technologies Corp., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in our latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, July 31, 2008, as reported in Form 10-K, have been omitted.

Certain prior quarter amounts have been reclassified to conform with the current quarter presentation.

Note 2.  Going Concern

From Inception to April 30, 2009, we have accumulated losses of $14,143,262. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity or debt financing and/or attaining profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

Note 3.  Property and Equipment

Property and equipment consisted of the following at April 30, 2009 and July 31, 2008:

Description	Life	April 30, 2009	July 31, 2008
Furniture and fixtures	5 years	$169,038	$98,338
Leasehold improvements	5 years	220,596	59,016
Computers	3 years	69,924	49,172
Telephone system	5 years	37,960	19,042
Copier	5 years	4,286	4,286
		501,804	229,854
Less: accumulated depreciation		(86,162)	(16,631)
		$415,642	$213,223

Depreciation expense totaled $69,531 and $4,613 for the nine months ended April 30, 2009 and 2008, respectively.

We acquired assets totaling $271,951and $30,717 for the nine months ended April 30, 2009 and 2008, respectively.

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

Patents are mainly comprised of legal services paid to a shareholder and patent application fees.  We began amortizing these costs since the patents have been granted.  Amortization totaled $6,948 and $2,306 for the nine months ended April 30, 2009 and 2008, respectively.

Note 5.  Advances from Stockholdersand Convertible Notes Payable

Advances from stockholders

Certain of Exobox’s stockholders have loaned cash to the company for working capital purposes.  The loans were issued through promissory notes, have zero stated interest rate, and have maturity dates which range from  0 to 8 years.   Imputed interest related to these notes would not be material to the financial statements and therefore not recorded.  These loans totaled $1,283,081 at April 30, 2009.

Convertible notes payable

In April 2009, Exobox issued convertible notes payable to two individuals in the total amount of $80,000.  The notes bear interest at 10% per year, mature on July 30, 2009, and are convertible into shares of common stock at the rate of $0.03 per share.  In connection with the notes, Exobox issued warrants to purchase 1,600,000 shares of common stock at a price of $0.03 per share for a term of three years.  Exobox evaluated the terms of the notes in accordance with SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue 00-19,. “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,”.  Exobox determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.  Exobox evaluated the conversion feature under EITF 98-5 and EITF 00-27 for a beneficial conversion feature.  The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value Exobox at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $80,000.

 Note 6.  Stockholders’ Equity

Preferred Conversions and Stock Award Plan

During November 2008, we converted 5,000 series A preferred stock and 17,568 series B preferred stock to 2,077,048 shares of common stock.

During the first quarter of 2009, we issued 1,145,000 shares to consultants and employees pursuant to consulting and employment agreements with a value of $180,550.

During the second quarter of 2009, we issued 3,448,750 shares of our common stock to consultants and employees pursuant to consulting and employment agreements with a value of $368,756.

During the third quarter of 2009, Exobox issued 16,248,243 shares of our common stock to consultants and employees pursuant to consulting and employment agreements with a value of $1,055,042.

In addition, during the nine months ended April 30, 2009, Exobox issued 2,463,542 shares of common stock to an employee for accrued wages. The shares were valued at $142,349 based on the market value of the stock on the date of issuance.

Warrants

At April 30, 2009, we had outstanding and exercisable warrants to purchase an aggregate of 13,292,500 shares of common stock with an intrinsic value of $48,000.  The weighted average remaining life is 2.48 years and the weighted average price per share is $0.61 per share.

The status of the warrants as of April 30, 2009, is as follows:

Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
Outstanding, July 31, 2008	11,692,500	$0.61
Granted	1,600,000	0.03
Expired	-	-
Exercised	-	-
Outstanding, April 30, 2009	13,292,500	$0.61

Following is the details of warrants outstanding as of April 30, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
1,600,000	4/30/2012	3.00	$0.03
4,342,500	10/31/2010	1.50	$0.20
1,500,000	9/24/2012	3.45	$0.30
50,000	7/31/2011	2.25	$0.25
5,800,000	12/31/2011	2.47	$1.00

For the nine months ended April 30, 2009, no warrants were exercised.

Options

In October, 2008, Exobox granted two senior developers of Exobox an option to purchase 100,000 shares each with an exercise price of $0.25 a share.  25,000 shares vested immediately for each individual and an additional 25,000 shares for each individual shall vest every year until October 2011.

In November, 2008, we granted to an employee an option to purchase 100,000 shares with an exercise price of $0.25 a share.  25,000 shares vested immediately and an additional 25,000 shares shall vest every year until November 2011.

 In December, 2008, we granted to two employees options to purchase 125,000 shares with an exercise price of $0.25 a share.  31,250 shares vested immediately and an additional 31,250 shares shall vest every year until December 2011.

In April 2009, we granted two employees options to purchase 300,000 shares of common stock with an exercise price of $0.25 per share.  75,000 shares vested immediately, and the remaining shares vest over the following six quarters.

Black-Scholes was applied to value the options totaling $21,820 for the 225,000 shares.  The simplified method was applied in calculating the term.

The following assumptions were applied to value the options:

Expected volatility	181 - 238%
Term (years)	1.5 – 3
Risk-free interest rate	1.16% - 3.01%
Expected dividend yield	0%

We recognized $16,597 of stock based compensation expense for the nine months ended April 30, 2009.  The remaining 531,250 unvested shares have an unrecognized value of $44,770.  The options intrinsic value is $ 0 as of April 30, 2009.

The status of the options as of April 30, 2009, is as follows:

	Options	Weighted Average Exercise Price
Outstanding, July 31, 2008	-	$-
Granted	725,000	$0.25
Expired	-	-
Exercised	-	-
Outstanding, April 30, 2009	725,000	$0.25

Following is the details of options outstanding as of April 30, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
50,000	10/14/2011	2.50	0.25
25,000	11/14/2011	2.58	0.25
50,000	12/7/2011	2.67	0.25
75,000	12/16/2011	2.67	0.25
50,000	10/14/2012	3.50	0.25
25,000	11/14/2012	3.58	0.25
50,000	10/14/2013	4.50	0.25
25,000	11/14/2013	4.58	0.25
50,000	10/14/2014	5.50	0.25
25,000	11/14/2014	5.58	0.25
25,000	4/1/2012	3.00	0.25
50,000	4/28/2012	3.00	0.25
25,000	5/28/2012	3.08	0.25
25,000	6/28/2012	3.17	0.25
25,000	7/28/2012	3.25	0.25
25,000	8/28/2012	3.33	0.25
25,000	9/28/2012	3.42	0.25
25,000	10/28/2012	3.50	0.25
25,000	4/1/2013	4.00	0.25
25,000	4/1/2014	5.00	0.25
25,000	4/1/2015	6.00	0.25
725,000		6.20

The following is a summary of non-vested shares:

Options
Nonvested shares at July 31, 2008	-
Granted	725,000
Vested	(193,750)
Expired	-
Exercised	-
Nonvested shares at April 30, 2009	531,250

Note 7.  Subsequent Events

On May 6, 2009, the employment agreements of Robert Dillon, our former Chief Executive Officer, and Michael Wirtz, our former Chief Financial Officer, were terminated and both entered into separation agreements with the Company. Pursuant to Mr. Dillon’s separation agreement, Mr. Dillon is entitled to receive (i) a severance amount equal to $300,000, payable in twelve equal payments of $25,000 per month beginning on May 15, 2009 and ending on April 15, 2010 provided, however, the Company may, in its sole discretion, make such severance payments by issuing to Mr. Dillon shares of the Company’s common stock valued at $0.06 per share, and (ii) health insurance benefits to which he was entitled as of his resignation date until the earlier of (A) May 5, 2010 and (B) the date on which Mr. Dillon becomes eligible to receive health insurance benefits from another employer on substantially the same or better terms than he received from the Company.  Mr. Dillon has also agreed to (a) extend the maturity date of certain non-interest bearing promissory notes issued to Mr. Dillon by the Company in the aggregate principal amount of $101,000 and (b) extend the Company’s payment obligation of accrued but unpaid salary owed Mr. Dillon in the aggregate amount of $25,000, each until May 31, 2010.  Mr. Dillon has also agreed that for a period of one year from the date of his separation agreement, upon recommendation of and request from the Company’s board of directors, he will vote all of his shares of Company common stock beneficially owned by him for (w) the election of one or more directors, (x) the removal of one or more directors, (y) the approval of an amendment to the Company’s charter as required to increase the number of shares of Company common stock that can be issued, (z) and any action that requires the approval of more than 51% of the outstanding shares of the Company’s common stock.

Pursuant to Mr. Wirtz’s separation agreement, Mr. Wirtz is entitled to receive (i) a severance amount equal to $180,000, payable in twelve (12) equal payments of $15,000 per month beginning on May 15, 2009 and ending on April 15, 2010 provided, however, the Company may, in its sole discretion, make such severance payments by issuing to Mr. Wirtz shares of the Company’s common stock valued at $0.06 per share, and (ii) health insurance benefits to which he was entitled as of his resignation date until the earlier of (A) May 5, 2010 and (B) the date on which Mr. Wirtz becomes eligible to receive health insurance benefits from another employer on substantially the same or better terms than he received from the Company.  Mr. Wirtz has also agreed to (a) extend the maturity date of certain non-interest bearing promissory notes issued to Mr. Wirtz by the Company in the aggregate principal amount of $28,000 and (b) extend the Company’s payment obligation of accrued but unpaid salary owed Mr. Wirtz in the aggregate amount of $82,816.92, each until May 31, 2010.  Mr. Wirtz has also agreed that for a period of one year from the date of his separation agreement, upon recommendation of and request from the Company’s board of directors, he will vote all of his shares of Company common stock beneficially owned by him for (w) the election of one or more directors, (x) the removal of one or more directors, (y) the approval of an amendment to the Company’s charter as required to increase the number of shares of Company common stock that can be issued, (z) and any action that requires the approval of more than 51% of the outstanding shares of the Company’s common stock

Exobox entered into an employment agreement with Mr. Kevin Regan, effective January 1, 2009, pursuant to which Mr. Regan would serve as President and Chief Operating Officer of the Company.  Mr. Regan’s employment agreement was filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 7, 2009.

Stockholders’ equity

On May 15, 2009 and May 17, 2009 Exobox issued a total of 1,231,334 shares of common stock to Mr. Dillon (615,667 shares) and to Mr. Wirtz (615,667 shares) in accordance with the terms of their separation agreements.
On May 18, 2009, Exobox granted 4,000,000 shares of common stock to a director of the Company for services performed prior to April 30, 2009.  The shares were valued at $212,000 based on the fair market value of the stock on the date of issuance.  The value of the services was included in accrued liabilities as of April 30, 2009.

On May 18, 2009, Exobox granted 500,000 shares of common stock to a consultant of the Company for services performed prior to April 30, 2009.  The shares were valued at $25,600 based on the fair market value of the stock on the date of issuance.  The value of the services was included in accrued liabilities as of April 30, 2009.

In May and June 2009, Exobox granted 6,128,903 shares of common stock to consultants for services performed subsequent to April 30, 2009.  The shares were valued at market value on the date of issuance.

On May 18, 2009, Exobox granted 7,837,500 shares of common stock to employees for services in accordance with their employment contracts.  The shares were valued at $415,387 based on the fair market value of the stock on the date of issuance. In conjunction with these issuances, Exobox granted to certain employees options to purchase 12,200,000 shares of common stock at varying exercise prices ranging from $.15 to $.40 per share that expire three years from the date of issuance, as well as warrants to purchase 7,500,000 shares of our common stock varying exercise prices ranging from $.15 to $.75 per shares expiring January 1, 2014.

During May and June 2009, Exobox sold 10,924,999 shares of common stock in private placement transactions and received total proceeds of approximately $400,000 in these sales.

In June 2009, Exobox entered into a settlement agreement with Michael Wittenburg in which Exobox repaid $422,000 of non-interest bearing demand indebtedness through the issuance of 4,818,608 shares of common stock, paid $70,000 of past due obligations accrued on his consulting agreement in exchange for 636,364 shares of common stock, and terminated the balance of the obligations owed on his consulting agreement through the issuance of 1,039,096 shares of common stock.

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

Overview

Exobox Technologies Corp. develops and delivers information risk management and security software solutions that help organizations protect and recover their most valuable information assets. We are committed to our vision of creating a more secure environment for the information-centric community through the development of new technologies and security services.  This information-centric community is primarily comprised of companies that must abide by Governance, Risk and Compliance (GRC) policies - Fortune 500 public companies; the secondary target audience are those companies with valuable at-risk information, including: financial services providers, healthcare providers and high-technology providers.

Information follows a typical path, or lifecycle:  creation, distribution, storage, copying, transformation, and disposal.  Throughout this data lifecycle, an organization’s information or intellectual property is at risk to exposure of being in the wrong hands or in the wrong place.  Nearly every organization has been exploited through data leaks. Intellectual property, financial information, confidential client lists, customer, patient and employee data . . . it is all at risk of exposure from both internal and external threats. The biggest contributors to information security risks are the open exchange of information through the Internet, especially via web 2.0 applications such as social-networking sites, video-sharing sites and blogs, the rapid growth of a mobile workforce, the termination of employment, the lack of understanding that information is confidential – just to name a few.  In fact, the market is so concerned about these issues that security software revenue is expected to exceed $13.1 billion by 2012 or a compound average growth rate (CAGR) of 10.5% by 2012 according to Gartner.

Recently, we have achieved several key milestones:

•	We appointed Kevin Regan as President, Chief Executive Officer and interim Chief Financial Officer to lead the strategic and daily operations of the company.

•	We concluded the ExoDetect™ Beta Testing Program in preparation for the general availability of our first product.

•
We are scheduled to release ExoDetect™ product offering in June 2009.  This first product, ExoDetect™, is an affordable, software-as-a-service (SaaS) data leak detection (DLD) software solution that discovers and rates the risk of unauthorized “data in the wild.”  ExoDetect™ reports on the knowledge needed to tighten an organization’s data leak prevention (DLP) controls, while providing the first step in mitigating the financial and legal risks associated with stolen or misappropriated confidential information.  ExoDetect™ performs scans for compromised data on any exposed area in the Internet Cloud; classifies the discovered information according to confidence and severity ratings; and captures the forensic evidence needed to address the breach, including litigation or prosecution.

•
We continue to build a world-class sales and marketing team, including the retention of Don Baird as Senior Vice President of Global Sales to lead the development and penetration of our global presence. Mr. Baird was formerly Vice President of Worldwide Product Sales for BMC Software, Inc., responsible for the sales strategy and revenue for their security and infrastructure management solutions. Prior to this position, he was Vice President of Sales and Operations for the Americas International region (Canada, Central and South America) for BMC Software. Prior to BMC, he worked for IBM Corporation in various sales management and marketing roles.

Exobox was founded in 2002 and, in conjunction with becoming a publicly-traded company in September 2005, merged with a successor Nevada corporation which was originally incorporated in 1999.

Results of Operations

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

Net Sales. We have had no sales since inception.

Research and Development Expenses. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, and in the future will include those costs and expenses related to significant improvements to existing products and services. We have expensed research and development costs as they have been incurred. We had research and development expenses of $336,062 for the three months ended April 30, 2009 as compared to $74,514 incurred in the same period of 2008. The increased research and development expenses in 2009 relate to the costs of developing ExoDetect™.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures. In preparation for the upcoming release of our first product, ExoDetect™, we had sales and marketing expenses of $75,485 for the three months ended April 30, 2009 as compared to $ 0 incurred in the same period of 2008.

General and Administrative Expenses (“G&A”).   General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, general business consulting and outsourcing services. G&A expenses for the three months ended April 30, 2009 as compared to 2008 increased from $813,817 to $1,875,185. The increase was primarily due to the ramp up in our operations related to our upcoming release of our first product, ExoDetect™.

Net Loss.  Net loss for the three months ended April 30, 2009 and 2008 was $2,289,704 and $888,447, respectively.

Nine Months Ended April 30, 2009 Compared to Nine Months Ended April 30, 2008

Net Sales. We have had no sales since inception.

Research and Development Expenses. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, and in the future will include those costs and expenses related to significant improvements to existing products and services. We have expensed research and development costs as they have been incurred. We had research and development expenses of $684,876 for the nine months ended April 30, 2009 compared to $1,131,228 for the nine months ended April 30, 2008.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures. In preparation for the upcoming release of our first product, ExoDetect™, we had sales and marketing expenses of $96,549 for the nine months ended April 30, 2009 as compared to $0 incurred in the same period of 2008.

G&A Expenses. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, general business consulting and outsourcing services.  G&A expenses for the nine months ended April 30, 2009 and 2008 increased from $3,211,575 to $3,651,934, respectively. The increase was primarily due to the ramp up of our operations relating to the upcoming release of our first product, ExoDetect™.

Net Loss. Net loss for the nine months ended April 30, 2009 and 2008 was $(4,435,916) and $(2,716,880), respectively.

Liquidity and Capital Resources

As of April 30, 2009, we had a working capital deficit of $2,406,206.  Our current liquidity position does not allow us to meet our nominal working capital needs which has required us to leverage off our vendors and seek loans from certain shareholders. Historically, our working capital resulted from best efforts equity financing and shareholder loans. During the nine months ended April 30, 2009, we borrowed  $1,363,081from certain shareholders on a short term basis .  To date, we have repaid $472,000 of this indebtedness, although it should be expected that we will borrow additional amounts in the future.   It is likely we will have to issue additional shares of our common stock in the future in an attempt to conserve cash. We will need to obtain working capital of at least $2,500,000 to fund our minimum operating expenses for the twelve months. We expect that we will need to raise at least $4,500,000 to fund our minimum operating expenses for the next twenty-four months, which amount assumes incurring expenses for future product developments. We have no external credit or debt facilities in place to provide financing. We will be reliant upon best efforts debt or equity financing to provide necessary working capital.  Accordingly, there can be no assurance we will be able obtain necessary funding to meet working capital requirements, the failure of which will result in our curtailing operations and/or selling assets.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

None.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weakness in internal control over financial reporting for the period ending April 30, 2009, as described below.

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

Management concluded that, as a result of the material weaknesses noted above, the Company did not maintain effective internal control over financial reporting as July 31, 2008 based on criteria set forth in the COSO framework.  While we have taken remedial actions, as described below, and believe that the material weakness of Deficiency in the Company’s Entity Level Controls has been remediated, the material weakness of Deficiency in Segregation of Duties continued for the period ending April 30, 2009.

Management’s Remedial Actions

1.
Deficiency in the Company’s Entity Level Controls.  During the quarter ended January 31, 2009, we began taking steps to restructure the management and certain operations of the company in part to strengthen our internal control over financial reporting.  On December 9, 2009, Mr. Charles Turner was elected to our Board, as an independent director, and was appointed as a member of the Audit Committee, as disclosed in our Form 8-K, dated December 11, 2008.  Additionally, as disclosed in our proxy statement, filed on December 11, 2008, the Board determined that Mr. Turner qualified as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.  On January 27, 2009, Mr. Turner resigned from the Board, as disclosed in our Form 8-K, dated January 30, 2009, thereby vacating his position on the Audit Committee as a “financial expert”.  Also on January 27, 2009, and disclosed in the same Form 8-K, dated January 30, 2009, the Company appointed Mr. Kevin P. Regan on January 27, 2009, as President and Chief Operating Officer, as disclosed in our Form 8-K, dated January 30, 2009.  Mr. Regan served as a founder and Managing Director of Genesis Financial Group, LLC, a boutique investment banking firm, serves on the boards of various privately-held corporations, and received his B.S of Economics from the University of Houston.  On May 6, 2009, the Company’s Chief Executive Officer, Mr. Robert Dillon, and the Company’s Chief Financial and Principal Accounting Officer, Mr. Michael Wirtz, were terminated, as disclosed in our Form 8-K, dated May 6, 2009.  On May 6, 2009, and disclosed in the same Form 8-K, dated May 6, 2009, Mr. Regan was appointed as the Company’s Chief Executive Officer and began serving as the Company’s Chief Financial Officer and Principal Accounting Officer.  The Company has retained also retained the services of an outside consulting firm for the preparation of the Company’s financial statements and related footnotes.  In lieu of a “financial expert” on the Audit Committee providing sufficient financial expert oversight, the Company has included in its internal controls over financial reporting an independent review of the financial statements and related footnotes by Mr. Regan.  While we do not have a “financial expert” on the Audit Committee as of April 30, 2009 and continue our efforts to attract such an individual to our Board, management believes the review of the financial statements and related footnotes by Mr. Regan mitigates the risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient financial expert oversight.  This estimated cost of this remediation effort is negligible as Mr. Regan is an employee of the Company and this review is part of his on-going job responsibilities.

2.
Deficiency in Segregation of Duties.  During the quarter ended April 30, 2009, we retained an outside consulting firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related to our accounting processes in order to streamline and improve the effectiveness of these processes.  We believe that the Company will be able to reorganize certain accounting processes in order to improve and maintain appropriate segregation of duties between the custody of assets and the recording of transactions.  The cost of this remediation effort, including the retention of the outside consulting firm is estimated at $65,000.  This cost is included in the amount to needed to fund our operations as discussed in ITEM 2, MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, noted under the caption “Certain Factors that may Affect Future Performance.”

Changes in Internal Control Over Financial Reporting

Except as noted under the caption “Management’s Remedial Action” above, there was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any litigation and to the best of our knowledge no litigation is threatened.

ITEM 1A.	RISK FACTORS

Certain Factors that May Affect Future Performance

The risk factors below supplement and should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

We currently have enough cash to last us though June 2009 and will be unable to finance our current operations without additional funding.

Our current monthly cash burn rate, which may increase or decrease over time, is approximately $200,000 per month. Consequently, we will need to raise additional capital to sustain our operations. We have enough cash to fund our operations through June 2009.

We estimate will need to raise at least $4,500,000 to fund our operations.

Until we begin generating revenues from product sales, we will need to raise additional money to fund our operations. We expect our first product to available in the second calendar quarter of 2009 and to become cash flow positive from revenues in the second or third quarter of 2010. Accordingly, any failure to obtain such financing could force us to abandon or curtail our operations.

We currently do not have any financing commitments.

At this time we do not have any lines of credit or other forms of financing commitments. Accordingly, all of our funding efforts will be conducted on a best efforts basis.

We do not expect to receive revenue from product sales sufficient to cover our monthly operating expenses until the third or fourth quarter of 2010.

We currently intend to introduce our first product to market in second calendar quarter of 2009. We intend to develop and release subsequent products however, the development time for such follow-on products, and the revenues that may come from sales once introduced to market may increase our operating expenses and consequently, push further into the future the time in which revenues from products sales will cover our operating expenses.

There can be no guarantee that we will not experience delays in getting our product to market or meeting our sales projections.

While we anticipate the release of our first product to market in the second calendar quarter of 2009, it is possible that we may experience delays, technical or otherwise, that will not allow us to meet our expectations. Furthermore, acceptance of our products by the market may not occur at all, or at the rate we expect, further delaying our ability become profitable. Consequently, we may need to raise additional capital in the future to maintain and continue our operations.

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of April 30, 2009, we have current assets of $59,315 and current liabilities of $2,465,521, of which $567,666 is for accounts payable and $614,744 is for accrued liabilities.  Our current liquidity position does not allow us to meet our nominal working capital needs which has required us to leverage off our vendors and seek loans from certain shareholders.  We believe we will need at least $2,500,000 to meet our working capital needs over the next twelve months.  Any failure to obtain such financing could force us to abandon or curtail our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at April 30, 2009, we had an accumulated deficit of $14,143,262. We had no gross revenues for the quarter ended April 30, 2009, and a loss from operations of $2,289,704.  As we pursue our business plan, we expect our operating expenses to increase, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2009 and for a period of time thereafter.

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

Our auditor’s report on our July 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because we do not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within twelve months. Because we have been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

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

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred in the third quarter of fiscal 2009.

On May 15, 2009 and May 17, 2009 we issued a total of 1,231,334 shares of common stock to Mr. Dillon (615,667 shares) and Mr. Wirtz (615,667 shares) in accordance with the terms of their separation agreements.

On May 18, 2009, we granted 4,000,000 shares of common stock to a director of the Company for services performed prior to April 30, 2009.  The shares were valued at $212,000 based on the fair market value of the stock on the date of issuance.  The value of the services was included in accrued liabilities as of April 30, 2009.

On May 18, 2009, we granted 500,000 shares of common stock to a consultant of the Company for services performed prior to April 30, 2009.  The shares were valued at $25,600 based on the fair market value of the stock on the date of issuance.  The value of the services was included in accrued liabilities as of April 30, 2009.

In May and June 2009, we granted 6,128,903 shares of common stock to consultants for services performed subsequent to April 30, 2009.  The shares were valued at market value on the date of issuance.

On May 18, 2009, we granted 7,837,500 shares of common stock to employees for services in accordance with their employment contracts.  The shares were valued at $415,387 based on the fair market value of the stock on the date of issuance. In conjunction with these issuances, we granted to certain employees options to purchase 12,200,000 shares of common stock at varying exercise prices ranging from $.15 to $.40 per share that expire three years from the date of issuance, as well as warrants to purchase 7,500,000 shares of our common stock varying exercise prices ranging from $.15 to $.75 per shares expiring January 1, 2014.

During May and June 2009, we sold 10,924,999 shares of common stock in private placement transactions.  We received total proceeds of approximately $400,000 in these sales.

In June 2009, we entered into a settlement agreement with Michael Wittenburg in which we repaid $422,000 of non-interest bearing demand indebtedness through the issuance of 4,818,608 shares of common stock and paid $70,000 of past due obligations accrued on his consulting agreement in exchange for 636,364 shares of common stock and terminated the balance of the obligations owed on his consulting agreement through the issuance of 1,039,096 shares of common stock.

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. No sales commissions were paid in connection with these issuances listed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

      In June 2009, we entered into a settlement agreement with Michael Wittenburg in which we repaid $422,000 of non-interest bearing demand indebtedness through the issuance of 4,818,608 shares of common stock and paid $70,000 of past due obligations accrued on his consulting agreement in exchange for 636,364 shares of common stock and terminated the balance of the obligations owed on his consulting agreement through the issuance of 1,039,096 shares of common stock.

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

EXOBOX TECHNOLOGIES CORP.

Dated: June 22, 2009	By: /s/ Kevin P. Regan
Kevin P. Regan
Chief Executive Officer
(Principal Executive Officer)

Dated: June 22, 2009	By: /s/ Kevin P. Regan
Kevin P. Regan
Chief Financial Officer
(Principal Financial and Accounting Officer)