Form 10-K
period 2009-07-31
Exobox Technologies Corp.
filed 2009-12-02
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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
Common Stock
(Title of class)

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes     ☐ No
Indicate by check mark if disclosure if delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒
State issuer’s revenues for its most recent fiscal year. $0.
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the common stock held by non-affiliates of the registrant was $10,714,162.91, based on the closing price on the OTCBB market on November 30, 2009.

As of November 30, 2009, 334,817,591 shares of the registrant's common stock were outstanding.

FORWARD LOOKING STATEMENTS

This Form 10K contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Exobox Technologies Corp. (“Exobox,” “Company,” “our” or “we”) or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Exobox Technologies Corp. develops, markets and sells security software solutions that help organizations protect and recover their most valuable information assets.  Specifically, our security solutions help clients mitigate risks associated with the unauthorized disclosure of data and information that compromises market reputation, strategic advantage, credit exposure, and governance compliance.  We refer to our offerings as “information risk management and security software solutions”.

We believe that many public companies and government organizations are experiencing data leaks, beyond their own networks and company-owned computers.  Some of the biggest contributors to information security risks include the emergence and growth of Web 2.0 and 3.0 applications encouraging the open exchange of information through the Internet, rapid growth of a mobile workforce, online and remote team collaboration,  and the increasing importance of data retention as it relates to compliance with regulatory and corporate governance requirements, including: Sarbanes-Oxley Act (SOX), Health Insurance Portability and Accountability Act (HIPPA), and Basel II.

Industry Background

Keeping valuable information protected from data leaks continues to be a pressing problem and traditional security technology solutions have been ineffective in providing a strong platform for data security because these existing technologies focus on a company’s networks and computers, but ignore data leaked into the public domain. We believe the information risk management and security solutions we are developing will provide proactive solutions that assist business users in managing and protecting their valuable data throughout a typical path or lifecycle of information from creation, distribution, storage, copying, transformation and disposal.

Exobox is in a growth industry, characterized by the following segment labels:
•	Information Risk Management
•	Data Leak Detection (DLD)
•	Information Leak Detection and Prevention (ILDP)
•	Content Monitoring and Filtering (CMF)/Data Loss Prevention (DLP)

Our approach to information security is based on the assumption that the most valuable asset needed to be protected by our customers is their information.  A recent survey of 253 global IT professionals and security decision makers in companies around the world, conducted by Forrester, indicate that data leaks have reached the level of an epidemic and although Data Loss Prevention (DLP) is high on the list of concerns DLP is low on the near-term, high-priority action list. Higher on the near-term, priorities is proactively detecting information leaks in a timely manner, in order to prevent further data loss.  The biggest contributors to information security risks are the open exchange of information through the Internet, rapid growth of a mobile workforce, termination of employment, lack of understanding that information is confidential – just to name a few.  In fact, the market is so concerned about these issues that security software revenue is expected to reach $19.0 billion by 2013 with a average annual growth of 9.3% according to Gartner.

The market for security technology continues to experience attractive growth as global use of the Internet becomes more ubiquitous and governmental regulation relating to data security becomes increasingly stringent. Based on third-party market analysis, proprietary data leaks have reached pandemic portions, presenting a high-growth market opportunity. Consider the following market statistics:

The market for security technology continues to experience attractive growth as global use of the Internet becomes more ubiquitous and governmental regulation relating to data security becomes increasingly stringent. Consider the following market statistics:

	According to Internet World Stats, 1.661 billion people used the Internet as of June 30, 2009 and it is expected to grow to approximately 1.650 billion by 2010.

	According to Gartner, Inc., worldwide spending on security technology is estimated to reach $44 billion in 2009 of which:

o	Network security equipment represents $7.7 billion

o	Security software represented $14.0 billion, and

o	Security services represented $22.2 billion.

	According to Datamonitor, a leading business information research firm, an average data leak incident today costs a company approximately $1.8 million dollars

•According to Gartner, revenue from SaaS-based enterprise software reached $6.4 billion in 2008 and is expected to double by 2012.

Companies and organizations must quickly identify information leaks, rapidly understand how the leak occurred (forensics), and swiftly plug the “holes” so the data leaks do not reoccur.

The Company’s primary target audience are companies that must abide by Governance, Risk, and Compliance (GRC) policies - Fortune 500 public companies; the secondary target audience are those companies with valuable at-risk information, including: financial services providers, healthcare providers, and high-technology providers.

The Exobox Technologies Corp. Solution

The Company is dedicated to developing and delivering high-value and high-quality information risk management and security solutions.  Through innovation, Exobox is committed to taking on challenges that others didn’t or failed to address, ensuring our customers receive superior solutions to meet and exceed their needs.

The Exobox Integration Platform Technology (ExoSystem) is designed to share the same graphic user interface and seamlessly share information with future Exobox software products to holistically detect, audit, recover, control, and protect data and information assets within and beyond the enterprise.

ExoSystem is an advanced shared infrastructure for all Exobox Information Risk Management products, delivering higher efficiency while lowering total cost of ownership.  All common services are delivered with one familiar look and feel, one learning curve, and require only one installation and maintenance update/upgrade for any number of Exobox solutions.  We believe that by providing a scalable, integration platform increases the probability of an existing customer purchasing additional Exobox products.

Due to the fundamental architecture of our technology, our goal is to develop variations which will result in several different products reaching across the spectrum of information risk management and security solutions, including, but not limited to:

	ExoDetect™ for Data Leak Detection

	ExoAudit for Data Auditing

	ExoRecover for Data Recovery and Retention

	ExoControl for Data Access and Change Control

	ExoProtect for Data Leak Prevention

ExoDetect™ for Data Leak Detection

ExoDetect™ is the first product that we released on June 30, 2009.  It is a Data Leak Detection (DLD) SaaS solution, and to our knowledge is the only Web-based software solution available today that simultaneously delivers the ability to perform thorough scans for compromised data on any exposed area in the Internet Cloud; classify the discovered information according to confidence and severity ratings; and capture the forensic evidence needed to address the breach, including litigation or prosecution.

ExoDetect™ provides a unique approach to information security, by identifying data leaks, beyond corporate networks or computers – often referred to as “the enterprise”.  As a result ExoDetect™ delivers a high level of risk mitigation for greater protection of intellectual property and other critical information assets that may be “leaked” from organizations.

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

Furthermore, at this time our business strategy is to license our technology on a selective and worldwide basis to OEM, computer and software development and services companies which design and implement software and network systems for end users.  Such companies include, but are not limited to IBM, Accenture, BearingPoint, HP/EDS, CSC Computer Sciences Corp. and Perot Systems.  OEMs may include companies such as Dell, HP, Apple, and Seagate, among many others.

Key elements of the business model we intend to implement include:

Software-as-a-Service (SaaS) technology delivery model.  The SaaS software business model has been impressively growing over the past few years, with some estimating SaaS will become the standard for the market in a relatively short term.  ExoDetect™, Exobox’s first product offering, is a Web-based or SaaS solution.  As expense pressures hit companies harder than ever, SaaS is often the chosen alternative to expensive, resource-prone traditional software approaches to addressing business needs. In fact, according to Gartner in a 2008 study, they predicted that SaaS would become 25% of the overall software market by 2011.  The research firm forecasts worldwide enterprise application SaaS revenue to reach $11.5 billion by 2011 and, while the CAGR varied between different types of services, the overall CAGR is touted at 26.5%.

Consultative Support.  We further strengthen our solutions by providing consultative support with every Exobox solution.  Consultative support is going beyond traditional technical issues or functionality end-user support.  The Exobox Support Team is staffed with security experts, trained in information forensics to help an Exobox software subscriber understand and interpret the data uncovered, audited, or protected by Exobox products.  By extending the traditional support model, we believe the support that we provide will differentiate us from other security software providers, further differentiating Exobox and establishing market leadership.

Establish and Grow Technology Leadership. We believe that we are developing advanced products for the protection of data assets and committed to continuing research and development efforts, both internally and in conjunction with our future partners to further improve our products and technologies. We plan to continue our emphasis on research and development by assigning significant portions of our current and future engineering staff to developing future generations of our platform technology and product offerings.

Generate Revenue through Subscription Fees over Fixed-Term Contracts. We currently generate revenues through the form of one-time configuration services and trial scan, which we attempt to convert to fixed-term contracts that are paid in the form of monthly subscription fees. Our paid trial programs generally allow a prospective customer to utilize our service on a limited-usage and limited-time basis.

Sales, Marketing and Distribution

Sales

Consistent with the Company’s business model, it will focus its sales activities on two parallel paths, direct sales and indirect channels.

The direct sales channel is intended to establish referenceable accounts.   Our direct sales channel is targeting senior operational executives focused on a corporation’s business operations, finance, governance, human resources, market reputation, and security. We are vertically focused on organizations with an ongoing need to protect their valuable information assets including public companies in technology, retail, healthcare, pharma, transportation, financial services, and energy; higher educational institutions; and local, state, and federal government entities.

The indirect sales channel includes a broad affiliate network of value-added resellers (VARs), security technology distributors, business security system integrators (SIs), and original equipment manufacturers (OEMs); that rely on and strengthen each security solution with Exobox technologies, ultimately delivering best-of-breed business security solutions for their client base.  Ultimately, the Exobox Technologies Corp. customer will have a turnkey solution from definition to deployment from this network of affiliates.  By building relationships within an indirect sales channel, we are able to establish market pull, instead of a more time-consuming market push effort.

The combination of direct and indirect sales channels will help establish a more rapid market penetration, while in parallel, build and strengthen our long-term sales strategy of a channel sales model.

Marketing

The primary goals of our marketing strategy are to generate qualified sales leads, as well as build brand awareness among our target audience and target affiliates for our indirect sales channel.

To meet these goals, our strategy is based on relationship marketing to establish personalized dialogue with each segment of our target audience.  Our marketing initiatives include:

•	Active public relations efforts to establish an ongoing relationship with the business, security, and IT media;
•	Establish thought leadership through publishing, blogging, and speaking engagements;
•	Sponsorship of business, security, and IT professional associations;
•	Participation at select trade shows and industry events;
•	Host events and engage social media (LinkedIn, Facebook, Twitter, etc.) channels;
•	Support a strong Web presence with instant gratification channels such as Live Chat and Instant Inquiries;
•	Engage in “White Hat” search engine optimization (SEO) practices;
•	Rollout highly-targeted search engine marketing (SEM) campaigns;

Customer Service, Training and Support

We believe that one of key differentiators is our approach to delivering customer support that over delivers.  Therefore, our approach is unique by providing consultative support with every Exobox solution.  Consultative support is going beyond traditional technical issues or functionality end-user support.  The Exobox Support Team is staffed with security experts, trained in information forensics to help an Exobox software subscriber understand and interpret the data uncovered, audited, or protected by Exobox products.  Our technical support group provides support to any question related to protecting the organization’s valuable assets.  Core to this support model is to be readily available via Live Chat, telephone, email, and an online support ticket system.  We also proactively contribute to data protection by providing free education to the information-centric community, as well as paid training sessions for our customers.

Software Development Expenses

Our software development efforts over the last three years have resulted in the filing of more than twenty-two patent applications for our technology with additional patent applications forthcoming.  We intend to focus our product development efforts on creating new applications that enhance and extend the protection of valuable information assets across the entire data lifecycle.  Our research and development group also focuses on software development, research of data leak trends and identification of “holes” that facilitate data leaks, quality assurance, and documentation.  Research and development individuals are assigned to the ExoSystem platform technology group or specific product research and development teams.  Quality assurance is a separate department to encourage objective testing of our products.  Our research and development (“R&D”) expenses include the personnel expenses associated with the research and development of new product offerings and the enhancement of our existing software offerings.

Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when our products’ technological feasibility has been established, which we define as completion of beta testing.  Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying financial statements.

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

Our current, principal competitors include:
•	Evidence collection or data loss service providers, such as Tiversa, Accenture, Applied Discovery
•	Content Monitoring and Filtering (CMF)/Data Loss Prevention (DLP) software providers, such as Websense, Symantec, Vericept
•	Information Risk Management software and service providers, such as RSA, Computer Associates, Check Point Software
•	Anti-Virus software providers, such as McAfee, TrendMicro, and Panda Security

Most of the companies we are competing against have longer operating histories, greater name recognition, stronger relationships with channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources, all factors we have just begun to establish. These factors may provide our competitors with an advantage in penetrating markets with their information risk management and security software products.

In order for us to effectively compete in this market segment, we believe that our technology solution needs to include the following factors:
•	Robust, scalable platform technology that enables seamless information sharing between Exobox products;
•	Product suite that extends across the entire data lifecycle;
•	SaaS product delivery model;
•	World-class consultative customer support;
•	Ability to integrate or share information with third-party security products;
•	Competitive pricing model

Protection of Intellectual Property

We have filed twenty-two patent applications and numerous trademark applications protecting our intellectual property.  We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods.  In particular, we have a number of registered trademarks and currently hold patents in the United States, as well as patent holdings in other countries, relating to our technology and trade names.  We have regularly filed applications for patents and trademarks in order to protect proprietary intellectual property that we believe are important to our business.

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

To mitigate these risks, we intend to implement worldwide strategies on multiple intellectual property fronts. As part of this comprehensive strategy, patent applications covering our Secure Operating System technology have been submitted in eleven different foreign jurisdictions.  Further, we have submitted applications covering our Secure User Environment Technology in five different foreign jurisdictions. In addition, we have recently filed three provisional applications and one trademark application covering various aspects of our ExoDetect™ product.

Employees

We presently have two employees.

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

We have incurred annual operating losses since our inception. As a result, at July 31, 2009, we had an accumulated deficit of $16,188,022. We had no gross revenues for the year ended July 31, 2009, and a loss from operations of $6,480,676. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result we expect continued losses in fiscal 2010 and thereafter.

We will not be able to continue our business operations unless we raise additional financing.

We are a development stage company and as such have generated no revenues or profits to date.  Our success will depend on the ability to attract external financing for our working capital needs and to develop our patent rights in connection with our software solutions.  As of the date hereof, we do not have sufficient funding to satisfy our working capital needs or to develop the full line of products and, the failure to obtain sufficient funding, will preclude us from conducting meaningful business operations. We have historically financed our operations through best efforts private equity and debt financings, and will continue to finance our operations through such financings through best efforts private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all.  We can provide no assurance we will be successful in seeking any additional financing, and the failure to obtain any such financing may cause us to curtail operations

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of July 31, 2009, we have current assets of $8,564 and current liabilities of $1,656,660.   Our current liquidity position only allows us to meet nominal working capital needs.  We will need $2,000,000 to meet our working capital needs through fiscal 2010.  Any failure to obtain such financing could force us to abandon or curtail our operations.

We will need to raise additional funds to fund product development and acquisitions.

Our cash does not afford us adequate liquidity to fund our product development.  In order to fund our full product development, including marketing and testing, we will need to raise approximately an additional $9,000,000 over our working capital needs.  We may also issue additional shares of common stock to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

Ours auditor has substantial doubts as to our ability to continue as a going concern.

Our auditor's report on our July 31, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because we do not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within 12 months. Because we have been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the price of our stock has fluctuated between $1.15 per share and $0.005 per share since January 1, 2007. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, and general market and economic conditions, which are beyond our control.  In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

We may be unable to successfully compete against companies with resources greater than ours, if we are unable to protect our patent rights and trade secrets, or if we infringe on the proprietary rights of third parties .

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

We rely on our executives for our success. Their experience and inputs create the foundation for our business and they are responsible for the implementation and control over our development activities. We currently have one employment contract and we do not hold “key man” insurance on any of these people. Moving forward, should they be lost for any reason, we will incur costs associated with recruiting replacement personnel and could face potential delays in operations. If we are unable to replace any one of them with other suitably trained individuals, we may be forced to scale back or curtail our business plan. As a result of this, your securities in us could become devalued.

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

Risks Related to the Oil & Gas Segment of the Business

We depend on successful exploration, development and acquisitions to maintain revenue in the future.

In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent that we conduct successful exploration and development activities, our proved reserves will decline as reserves are produced. Additionally, the business of exploring for is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves will be impaired unless other external sources of capital become available. To the extent that others in the industry do not have the financial resources we will be adversely affected.

Although certain of our oil and gas properties contain known reserves, we may not discover commercially exploitable quantities of oil or gas that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

There is no assurance that any prospective oil and gas exploration will result in establishment of reserves. Unproved or proved reserves on these properties may never be determined to be economical. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil and gas. Any determination that properties contain commercially recoverable quantities of oil and gas may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that such properties can be commercially developed.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves. In order to prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires that economic assumptions be made about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices received, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Exploration activities on oil and gas properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and gas on our properties that can then be developed into commercially viable drilling operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

	identification of potential reserves based on superficial analysis;

	availability of government-granted exploration permits;

	the quality of management and geological and technical expertise; and

	the capital available for exploration .

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, and to develop the drilling and processing facilities and infrastructure at any site chosen. Whether a property will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the property, such as size, grade and proximity to infrastructure; oil and gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. The decision to abandon a project may reduce the future trading price of our common stock and impair our ability to raise financing. We cannot provide any assurance to investors that we will discover any oil and gas reserves in sufficient quantities on any properties to justify commercial operations. Further, we will not be able to recover the funds that we may spend on exploration if we are not able to establish commercially recoverable quantities of oil and gas.

We are a new entrant into the oil and gas exploration and development industry without a profitable operating history.

Our recent activities have been limited to organizational efforts, obtaining working capital and acquiring a very limited number of properties. As a result, there is limited information regarding production or revenue generation. Further, our future revenues may be limited.

The business of oil and gas exploration is subject to many risks and if oil and gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and gas properties if economic quantities of oil and gas are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

Our drilling operations may not be successful.

We intend to test certain zones in wellbores already drilled on the properties and if results are positive and capital is available, drill additional wells and begin production operations from existing and new wells. There can be no assurance that such well re-completion activities or future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to fruition and, if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

We may be unable to identify liabilities associated with the properties or obtain protection from sellers against them.

 Our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which would have a material adverse effect upon our results of operations.

The potential profitability of oil and gas ventures depends upon global political and market related factors beyond our control.

World prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance. The potential profitability of oil and gas properties is dependent on these and other factors beyond our control.

Production or oil and gas resources if found are dependent on numerous operational uncertainties specific to the area of the resource that affects its profitability.

Production area specifics affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either a positive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The content of hydrocarbons is subject to change over the life of producing wells. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of room in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

We are dependent upon transportation and storage services provided by third parties.

We are dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our oil and gas supplies.  Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

Our results of operations are dependent upon market prices for oil and gas, which fluctuate widely and are beyond our control.

If and when production from oil and gas properties is reached, our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) domestic and foreign governmental regulations; (iii) the price and availability of alternative fuels; (iv) technical advances affecting energy consumption; (v) proximity and capacity of oil and gas pipelines and other transportation facilities; (vi) political conditions in natural gas and oil producing regions; (vii) the domestic and foreign supply of natural gas and oil; (viii) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; (ix) the price of foreign imports; and (x) overall domestic and global economic conditions.

The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

The oil and gas industry in which we operate involves many industry related operating and implementation risks that can cause substantial losses, including, but not limited to, unproductive wells, natural disasters, facility and equipment problems and environmental hazards.

Our success largely depends on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface fractures; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases and (xi) weather related events such as hurricanes can cause disruption of deliveries or destruction of producing facilities, either on or off shore.  Such damage may be to our facilities or to facilities operated by other companies needed for the delivery of our production.

If any of these events occur, we could incur substantial losses as a result of: (i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations.

If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital.

Terrorist attacks aimed at our energy operations could adversely affect our business.

The continued threat of terrorism and the impact of military and other government action has led and may lead to further increased volatility in prices for oil and natural gas and could affect these commodity markets or the financial markets used by us. In addition, the U.S. government has issued warnings that energy assets may be a future target of terrorist organizations. These developments have subjected our oil and natural gas operations to increased risks.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position.

We may not be able to keep pace with technological developments in our industry.

The natural gas and oil industry is characterized by rapid and significant technological advancements and introduction of new products and services which utilize new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage or competitive pressures may force us to implement those new technologies at substantial costs. In addition, other natural gas and oil companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we are able to. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, and results of operations could be materially adversely affected.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to maintain our operations.

We may not have enough insurance to cover all of the risks that we face and operations of prospects in which we participate may not maintain or may fail to obtain adequate insurance.

We cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. The impact of recent hurricanes has resulted in escalating insurance costs and less favorable coverage terms.

Oil and natural gas operations are subject to particular hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

ITEM 2. DESCRIPTION OF PROPERTY

During 2009 we leased approximately 6,178 square feet of office space in a building located at 2121 Sage Road, Suite 200, Houston, Texas 77056. The premises are leased from an arms-length third party, pursuant to a lease agreement at the rate of $9,781.83 per month.  On November 12, 2009, the parties agreed to amend the lease whereby the $49,564.85 the company owed to the Lessor at that time was amortized into the monthly lease payment.  The monthly rent payment will increase by $1,371.11 to $11,152.94 per month over the remaining 41.5 months of the lease term.  The amortization will use an 8% interest rate.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded under the stock symbol “EXBX” on the OTCBB and Pink Sheets market. The chart below breaks down the high and the low prices for our last two fiscal years which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. The trading price for our common stock has been, and we expect it to continue to be, volatile. During 2009, 2008 and 2007, the high and low prices were as follows:

Quarter Ended	High	Low
July 31, 2009	$0.235	$0.05
April 30, 2009	$0.10	$0.055
January 31, 2009	$0.135	$0.07
October 31, 2008	$0.23	$0.11
July 31, 2008	$0.30	$0.078
April 30, 2008	$0.48	$0.20
January 31, 2008	$0.30	$0.03
October 31, 2007	$0.45	$0.20

On November 30, 2009 the last sales price of our common stock was $0.032 per share.

Holders

The approximate number of holders of record of our common stock is over 3,000.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.

Recent Sales of Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred in the fourth quarter of fiscal 2009, as well as during fiscal 2009.

On October 10, 2008, an unaffiliated third party acquired 550,000 shares of our common stock for services rendered to the Company valued at $77,000.

On November 5, 2008, two employees acquired 31,250 shares of our common stock for services rendered to the Company valued at $4,219.

On November 5, 2008 a unaffiliated shareholder converted 5,000 shares of Series A Preferred Stock and 17,568 shares of Series B Preferred Stock into 460,295 and 1,617,291 shares of common stock, respectively.

On December 9, 2008, an unaffiliated third party acquired 500,000 shares of our common stock for services rendered to the Company valued at $52,500.

On December 9, 2008, an employee acquired 12,500 shares of our common stock for services rendered to the Company valued at $1,313.

On January 14, 2009, an unaffiliated third party acquired 250,000 shares of our common stock for services rendered to the Company valued at $26,250.

On January 14, 2009, Mr. Scott Copeland, Dr. Evans, Mr. Pernia and Mr. Studdard acquired 25,000 shares each of our common stock totaling 100,000 shares for services rendered to the Company valued at $10,500.

On March 9, 2009, Mr. Scott Copeland acquired 2,462,712 shares of our common stock for accrued payroll owed to him by the Company $147,763.

On April 15, 2009, Mr. Dillon acquired 250,000 shares of our common stock for services rendered to the Company valued at $17,500.

On April 15, 2009, Mr. Wirtz acquired 250,000 shares of our common stock for services rendered to the Company valued at $17,500.

On April 15, 2009, Mr. Regan acquired 5,325,000 shares of our common stock for services rendered to the Company valued at $372,750.

On April 15, 2009, Mr. Leibowitz acquired 50,000 shares of our common stock for services rendered to the Company valued at $3,500.

On April 15, 2009, two employees acquired 37,500 shares of our common stock for services rendered to the Company valued at $2,625.

On April 15, 2009, four unaffiliated third parties acquired 1,000,000 shares of our common stock for services rendered to the Company valued at $70,000.

On April 29, 2009, an unaffiliated third party acquired warrants to purchase 500,000 shares of Company common stock at $0.03 per share as part of a $25,000 convertible note convertible into 625,000 shares of our common stock which were subsequently converted on August 10, 2009.

On April 30, 2009, an unaffiliated third party acquired warrants to purchase 1,100,000 shares of Company common stock at $0.03 per share as part of a $55,000 convertible note convertible into 1,375,000 shares of our common stock which were subsequently converted on July 30, 2009.

On May 15, 2009, Mr. Dillon acquired 384,792 shares of our common stock as agreed to by the Company as part of his Termination Agreement valued at $19,240.

On May 15, 2009, Mr. Wirtz acquired 230,875 shares of our common stock as agreed to by the Company as part of his Termination Agreement valued at $12,236.

On May 18, 2009, Mr. Ernst acquired 3,750,000 shares of our common stock for services rendered to the Company valued at $187,500.

On May 18, 2009, Mr. Leibowitz acquired 3,250,000 shares of our common stock for services rendered to the Company valued at $172,250.

On May 18, 2009, four employees acquired 837,500 shares of our common stock for services rendered to the Company valued at $44,388.

On May 18, 2009, three unaffiliated third parties acquired 4,500,000 shares of our common stock for services rendered to the Company valued at $238,500.

On May 20, 2009, an unaffiliated third party acquired 3,333,333 shares of our common stock in consideration of $110,000.

On May 28, 2009, an unaffiliated third party acquired 250,000 shares of our common stock and three-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.03 in consideration of $7,500.

On May 28, 2009, two unaffiliated third parties acquired 1,533,333 shares of our common stock and three-year warrants to purchase 980,000 shares of common stock at an exercise price of $0.03 in consideration of $46,000.

On June 1, 2009, an unaffiliated third party acquired 250,000 shares of our common stock in consideration of $12,500.

On June 1, 2009, two unaffiliated third parties acquired 825,000 shares of our common stock and three-year warrants to purchase 825,000 shares of common stock at an exercise price of $0.03 in consideration of $35,000.

On June 4, 2009, four unaffiliated third parties acquired 1,325,000 shares of our common stock in consideration of $70,000.

On June 4, 2009, six unaffiliated third parties acquired 2,075,000 shares of our common stock and three-year warrants to purchase 2,075,000 shares of common stock at an exercise price of $0.03 in consideration of $90,000.

On June 12, 2009, an unaffiliated third party acquired 83,333 shares of our common stock and three-year warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 in consideration of $10,000.

On June 15, 2009, Mr. Dillon acquired 384,792 shares of our common stock as agreed to by the Company as part of his Termination Agreement valued at $19,240.

On June 15, 2009, Mr. Wirtz acquired 230,875 shares of our common stock as agreed to by the Company as part of his Termination Agreement valued at $12,236.

On June 18, 2009, an unaffiliated third party acquired 1,675,460 shares of our common stock for services rendered to the Company valued at $149,357.

On June 18, 2009, an unaffiliated third party acquired 4,818,608 shares of our common stock in exchange for debt that the Company owed to the third party valued at $149,357.

On June 22, 2009, two employees acquired 30,000 shares of our common stock for services rendered to the Company valued at $5,110.

On June 29, 2009, an unaffiliated third party acquired 1,408,451 shares of our common stock and three-year warrants to purchase 1,408,451 shares of common stock at an exercise price of $0.0497 in consideration of $100,000.

On July 15, 2009, Mr. Dillon acquired 384,792 shares of our common stock as agreed to by the Company as part of his Termination Agreement valued at $20,394.

On July 15, 2009, Mr. Wirtz acquired 230,875 shares of our common stock as agreed to by the Company as part of his Termination Agreement valued at $11,544.

On July 30, 2009, an unaffiliated third party acquired 1,375,000 shares of our common stock in exchange for debt that the Company owed to the third party valued at $55,000.

On August 7, 2009, an unaffiliated third party acquired 250,000 shares of our common stock in consideration of $15,000.

On August 7, 2009, eighteen unaffiliated third parties acquired 1,690,000 shares of our common stock through the exercise of warrants at $0.06 per share for a total consideration of $101,400.

On August 10, 2009, an unaffiliated third party acquired 625,000 shares of our common stock in exchange for debt that the Company owed to the third party valued at $25,000.

On August 26, 2009, an unaffiliated third party acquired 90,000 shares of our common stock for leasehold improvements to the Company’s office space valued at $8,100

At November 20, 2009, there were no longer any shares of Class A Common Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.  The only preferred stock that remains outstanding is 1,378 shares of Series A Preferred Stock that is convertible into 126,857 shares of Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of July 31, 2009, concerning securities authorized for issuance under the 2007 Stock Option Plan and other outstanding options, warrants and rights:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights (a)		Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders:
None	--		--		--

Equity compensations plans not approved by security holders:
2007 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	16,760,578	(1)	$.2978	(2)	3,239,422

Total	16,760,578		$.2978		3,239,422
______________
(1)  The Company has issued an aggregate of 11,210,578 shares to consultants and vendors during the fiscal year ended July 31, 2009 and 4,000,000 in total shares in prior years.  1,500,000 shares were granted under a warrant to a consultant during the fiscal year ended July 31, 2008.  No options, warrants or other rights were issued during the fiscal year ended July 31, 2009 or the fiscal year ended July 31, 2008.

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

Development Stage Company

Exobox is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting Standards Codification (“ASC”) ASC915 “Accounting and Reporting by Development Stage Enterprises”. Exobox has devoted substantially all of its efforts to business planning, raising capital, research and development, recruiting management and technical staff, and acquiring operating assets.  We have experienced a loss since inception.

Research and Development

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

Income Taxes

The income tax benefit is computed on the pre-tax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the fiscal year ended July 31, 2009.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with SFAS No. 133, as amended, ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) EITF 00-19, ASC 815. Based on EITF 00-19, ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, ASC 360 “Accounting for the Impairment of Long-Lived Assets” and for “Long-Lived Assets to Be Disposed Of”. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during 2009 and 2008.

Stock-based Compensation

Exobox adopted SFAS No. 123(R), ASC 718 “Compensation—Stock Compensation” in 2007 using the modified prospective method. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for non-employee share-based awards in accordance with EITF No. 98-18, ASC 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Recently, we have achieved several key milestones:

•	We appointed Richard J. Kampa as President, Chief Executive Officer and Director to lead the strategic and daily operations of the company and brought back Michael G. Wirtz as Chief Financial Officer.

•	We brought the ExoDetect™ product to general availability. ExoDetect™ is our first product.

•
We released ExoDetect™ at the end of June, 2009.  This first product is an affordable, software-as-a-service (SaaS) data leak detection (DLD) software solution that discovers and rates the risk of unauthorized “data in the wild.”  ExoDetect™ reports on the knowledge needed to tighten an organization’s data leak prevention (DLP) controls, while providing the first step in mitigating the financial and legal risks associated with stolen or misappropriated confidential information.  ExoDetect ™ performs scans for compromised data on any exposed area in the Internet Cloud; classifies the discovered information according to confidence and severity ratings; and captures the forensic evidence needed to address the breach, including litigation or prosecution. We have an ongoing process of updating and refining the ExoDetect™ product.

•	The Company is focused on marketing to its clients its current products, ExoDetect™ and ExoWatch™ and developing its other proprietary technology.

Exobox was founded in 2002 and, in conjunction with becoming a publicly-traded company in September 2005, merged with a successor Nevada corporation which was originally incorporated in 1999.

RESULTS OF OPERATIONS THE TWELVE MONTHS ENDED JULY 31, 2009 COMPARED TO JULY 31, 2008

Net Sales . The Company has no sales since inception.

Research and Development Expenses . The Company had no research and development expenses for the year ended July 31, 2009 and July 31, 2008. The Company has incurred $1,191,083 in research and development expenses since inception.

General and Administrative Expense ("G&A") . The Company's G&A expenses for the years ended July 31, 2008 and 2009 increased from $324,179 to $3,794,389. The increase was primarily due to an increase in stock-based compensation and the increased rent expense due to change in leases and increased travel.

Loss/Gain on Derivatives. The derivative liability is in connection with the convertible notes issued in September 2006, which was extinguished by July 31, 2008 resulting in a gain of $2,025,042.  The Company had no derivative liability for the year ended July 31, 2009.

Professional Fees. The Company’s professional fees for the years ended decreased from $2,176,970 to $796,115. The decrease was primarily due to decrease for demand for professional services.

Payroll Expenses. The Company’s payroll expenses for the years ended decreased from $2,646,755 to $1,336,156. The decrease was primarily decrease in staff for the year ended July 31, 2009.

Net Loss. The Company’s net loss for the years ended increased from $ $3,217,597 to $6,480.676. The increase was primarily due to stock based compensation and options expense.

COMMON STOCK ISSUANCES

During the fiscal year ended July 31, 2009, 23,380,751 shares of restricted stock were issued to employees, consultants and stock purchasers for cash and consideration of $1,501,443.

Additionally, during the fiscal year ended July 31, 2009, 10,498,903 shares of unrestricted stock were issued to employees and consultants from the 2007 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan for services rendered to the Company valued at $800,163.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, we have current assets of $8,564, mainly consisting deposit of Sage Park for $8,561, current liabilities of $1,656,660, of which $875,081 is for Advance from Shareholders.  We have property and equipment and other intangible assets which total $401,907 and no long-term liabilities.

We have a working capital deficit of $1,648,096 and a total deficit accumulated during the development stage of $16,188,022 as of July 31, 2009.

We had $2,556,774 of net cash used in operating activities for the year ended July 31, 2009, which was mainly due to stock issued for services $2,335,486.  We had $228,642 of net cash used in investing activities for the year ended July 31, 2009, which was mainly due to the acquisition of property and equipment.  We had $2,018,081 of net cash provided by financing activities for the year ended July 31, 2009, which was mainly due to advances from stockholders of $1,397,081.

Our current liquidity position only allows us to meet nominal working capital needs.  We will need $2,000,000 to meet our working capital needs through fiscal 2009.  In order to fund our full product development, including marketing and testing, we will need to raise at least an additional $9,000,000.

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

Preferred Stock Conversions

On November 5, 2008, a shareholder converted 5,000 shares of Series A Preferred Stock and 17,568 shares of Series B Preferred Stock into 460,295 and 1,617,291 shares of common stock, respectively.  Subsequently at November 20, 2009, there were no longer any shares of Class A Common Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.  The only preferred stock that remains outstanding is 1,378 shares of Series A Preferred Stock that is convertible into 126,857 shares of Common Stock.

Off Balance Sheet Arrangements

None.

Contractual Commitments

None

ITEM 7. FINANCIAL STATEMENTS AND RELATED FOOTNOTES

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Exobox Technologies Corp.
(a development stage company)
Houston, Texas

We have audited the accompanying balance sheets of Exobox Technologies Corp. (the “Company”) as of July 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from October 21, 2002 (inception) through July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exobox Technologies Corp., as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from October 21, 2002 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC

 www.malone-bailey.com
 Houston, Texas

November 30, 2009

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS	July 31, 2009	July 31, 2008
Current Assets:
Cash	$3	$767,338
Other Current Assets	8,561	61,972
Prepaid Insurance	-	22,628
Total Current Assets	8,564	851,938

Property and equipment, net	395,338	213,223
Other Assets:
Patents, net	1	53,590
Intangibles, net	6,568	7,951

TOTAL ASSETS	$410,471	$1,126,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$432,621	$53,451
Accounts Payable-Stockholders	2,594	-
Accrued Liabilities	314,964	429,217
Advances from Stockholders	875,081	-
Note Payable	30,000	-
Deferred Income	1,400	-
Total Current Liabilities	1,656,660	482,668

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 6,378 shares issued and outstanding as of July 31, 2009 and 2008, respectively	1	6

Series B convertible preferred stock, $0.001 par, 2,000,000 shares authorized, 0 and 17,568 shares issued and outstanding at July 31, 2009 and 2008, respectively	-	18

Common stock, $0.001 par value, 500,000,000 shares authorized, 460,664,395 and 398,435,250 shares issued and outstanding at July 31, 2009 and 2008, respectively	460,664	398,435

Additional paid-in capital	14,481,168	9,952,921
Deficit accumulated during development stage	(16,188,022)	(9,707,346)

Total stockholders' equity (deficit)	(1,246,189)	644,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$410,471	$1,126,702

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2009 and 2008,
and October 21, 2002 (Inception) to July 31, 2009

	Year Ended July 31,	Year Ended July 31,	October 21, 2002 (Inception) To July 31,
	2009	2008	2009
Revenues	$-	$-	$-
Cost of Revenue	14,657	-	14,657
Gross Loss	14,657	-	14,657

Operating Expenses:
General & administrative	3,794,389	324,179	4,678,177
Depreciation and amortization	90,013	24,680	128,336
Professional fees	796,115	2,176,970	4,212,338
Payroll expenses	1,336,156	2,646,755	5,880,147
Loss on disposal of assets	9,855	-	9,855
Loss on impairment of assets	50,591	-	50,591
Research and development	381,431	75,000	1,191,083

Total Operating Expenses	6,458,550	5,247,584	16,150,527

Loss from Operations	6,473,207	5,247,584	16,165,184
Other Income (Expenses):
Gain on derivatives	-	2,025,042	100,000
Gain on extinguishment of AP	84,065	-	84,065
Gain on extinguishment of note	-	7,137	7,137
Interest income	1,489	2,089	3,578
Interest expense	(93,023)	(4,281)	(217,618)
Total Other Income (Expenses)	(7,469)	2,029,987	(22,838)

Loss Before Income Taxes	6,480,676	3,217,597	16,188,022

Provision for Income Taxes	-	-	-

Net Loss	$(6,480,676)	$(3,217,597)	$(16,188,022)

Basic and diluted
Net loss per common share-basic and diluted	$(.02)	$(0.01)

Weighted average shares outstanding-basic and diluted	414,532,158	313,297,790

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2009 and 2008,
and October 21, 2002 (Inception) to July 31, 2009
	Year Ended July 31,	Year Ended July 31,	October 21, 2002 (Inception) to July 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,480,676)	$(3,217,597)	$(16,188,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	2,335,486	1,193,767	3,702,254
Warrant issued for consulting services	-	434,165	446,660
Loss on disposal of assets	9,855	-	9,855
Loss on impairment of assets	50,591	-	50,591
Depreciation and amortization	90,013	24,680	128,337
Share-based compensation	593,977	1,552,800	2,896,777
(Gain) Loss on derivative	-	(2,025,042)	5,000
Gain on debt extinguishment	-	(7,137)	(7,137)
Gain on accounts payable	(84,065)	-	(84,065)
Contributed capital	62,522	-	62,522
Amortization of debt discount	80,000	-	80,000
Changes in operating assets and liabilities
Prepaid and other current assets	76,039	(70,600)	(8,561)
Accounts payable	499,093	7,306	517,545
Accrued expenses	206,397	469,153	2,068,131
Deferred income	1,400	-	1,400
Accounts payables to stockholders	2,594	(4,461)	2,594
NET CASH USED IN OPERATING ACTIVITIES	(2,556,774)	(1,642,966)	(6,281,119)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in patents	-	-	(67,233)
Investment in intangible assets	-	(8,300)	(16,000)
Investment in property and equipment	(228,642)	(208,459)	(458,498)
NET CASH USED IN INVESTING ACTIVITIES	(228,642)	(216,759)	(541,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	509,200	2,900,000	5,283,200
Advances from stockholders	1,397,081	133,990	1,428,581
Proceeds from warrants exercised	136,800	13,500	537,502
Repayment of advances from stockholders	(100,000)	(328,790)	(501,430)
Convertible note proceeds	80,000	-	180,000
Proceeds from third party debt, net	(5,000)	(100,000)	(105,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,018,081	2,618,700	6,822,853

NET CHANGE IN CASH AND CASH EQUIVALENTS	(767,335)	758,975	3
Cash and cash equivalents at beginning of period	767,338	8,363	-
Cash and cash equivalents at end of period	$3	$767,338	$3

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,712	$4,281
Cash paid for income taxes	-	-

NON-CASH TRANSACTIONS
Conversion of preferred shares to common shares	$23	$259,643
Stock issued for accrued liabilities	320,650	-
Series C cancelled	-	11,853
Debt settled with stock	502,000	-
Investment in leasehold improvements	49,818	-
Accounts payable settled with fixed assets	4,000	-
Accounts payable converted to debt	35,000	-

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
October 21, 2002, (inception) to July 31, 2009

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

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
October 21, 2002, (inception) to July 31, 2009

	Members'			Series A		Series B		Series C		Series D		Additional	Accumulated Deficit during
	Capital	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid in	Development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance July 31, 2008	-	398,435,250	398,435	6,378	6	17,568	18	-	$-	-	$-	$9,952,921	$(9,707,346)	$644,034
Shares issued for Services		33,879,654	33,880									2,301,606		2,335,486
Stock issued for Cash		11,733,450	11,733									284,800		296,533
Warrants issued in relations to stock for cash												212,667		212,667
Shares issued for accrued liabilities		4,138,172	4,138									316,512		320,650
Stock issued for debt conversion		6,818,608	6,819									495,181		502,000
Options issued for Compensation												593,977		593,977
Shares issued for Warrants Exercised		2,870,000	2,870									133,930		136,800
Shares issued for PP&E		711,675	712									49,106		49,818
Conversion of Preferred Stock		2,077,586	2,077	(5,000)	(5)	(17,568)	(18)					(2,054)		-
Contributed Capital												62,522		62,522
Debt Discount												80,000		80,000
Net Loss													(6,480,676)	(6,480,676)
Balance July 31, 2009		460,664,395	460,664	1,378	1	-	-	-	-	-	-	14,481,168	(16,188,022)	(1,246,189)

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

Exobox is an enterprise and home user network and data security development company formed to capitalize upon the growing need for a modern, reliable, efficient, effective and proactive network and data security solutions.

Summary of Significant Accounting Policies

Use of Estimates

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

Reclassifications

 Certain prior year amounts have been reclassified to conform with the current year presentation.

Development Stage Company

Exobox follows the presentation and disclosure requirements of Statement of Financial Accounting Standards SFAS No. 7, Accounting Standards Codification (“ASC”) ASC915 “Accounting and Reporting by Development Stage Enterprises” as we are in the development stage therein defined as of and for the year ended July 31, 2009.

Property and Equipment

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

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, ASC 360 “Accounting for the Impairment of Long-Lived Assets” and for “Long-Lived Assets to Be Disposed Of”. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during 2009 and 2008.

Valuation of Intangible Assets.

We periodically evaluate our intangible assets in accordance with ASC 360-10. Property, Plant and Equipment ("ASC 360-10"), for indicators of impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets include customer relationships, technology, customer backlog, trade marks and a trade names and in-process research and development. Factors that can trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner that we use the assets or the strategy for our overall business, or significant negative industry or economic trends. In-process research and development is evaluated at the completion or abandonment of related development projects.

Intangible assets are assessed for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions used in calculating the fair value are based on historical and forecasted revenue, operating costs, and other relevant factors. If our estimate of future operating results changes, or if there are changes to other assumptions, the estimate of the fair value of our intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant negative impact on our unaudited financial statements.

Impairment of Long-Lived Assets.

We assess the carrying values of long-lived assets for possible impairment in accordance with the requirements of ASC 360-10. We conduct impairment tests when we identify events or when we believe that circumstances may have changed to indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or changes in circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, or an adverse change in legal factors or in the business climate. Our impairment review, to determine if a potential impairment charge is required, is based on an undiscounted cash flow analysis. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of these assumptions may change in the future, resulting in the need to reassess the carrying value of our long-lived assets for impairment.

Income Taxes

 In accordance with SFAS No. 109, ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Earnings Per Share

 Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance SFAS No. 128, ASC260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS.  Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive.

Fair Value of Financial Instruments

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

Derivatives

 The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with SFAS No. 133, as amended, ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with EITF 00-19, ASC 815. Based on EITF 00-19, ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Research and Development

Research and development includes all research and development expenses and software development costs. We expense all research and development expenses as incurred. We expense all software development costs associated with establishing technological feasibility, which we define as completion of beta testing. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying financial statements.

Stock-based Compensation

 Exobox adopted SFAS No. 123(R), ASC 718 “Compensation—Stock Compensation” in 2007 using the modified prospective method. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for non-employee share-based awards in accordance with ASC 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

During year ended July 31, 2009 and 2008, the fair value of each warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption:	2009	2008
Expected Volatility	202.37- 202.60%	263.77 - 273.25%
Expected term (years)	3	2.0 - 2.5
Risk-free interest rate	1.47-1.94%	1.93 - 4.14%
Expected dividend yield	-	-

Expected volatility is based solely on historical volatility of our common stock over the period that approximates the expected term. We rely solely on historical volatility as we do not have traded options.  The expected term calculation is based on the simplified method. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification TM became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the first quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Exobox does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

From Inception to July 31, 2009, Exobox has accumulated losses of $16,188,022. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital . There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	Life	July 31, 2009	July 31, 2008
Furniture and fixtures	5 years	$159,930	$98,338
Leasehold improvements	5 years	225,503	59,016
Computers	3 years	69,924	49,172
Telephone system	5 years	37,960	19,042
Copier	5 years	4,286	4,286
		497,603	229,854
Less: accumulated depreciation		(102,265)	(16,631)
		$395,338	$212,223

Acquisitions made in cash totaled $228,642 and $208,459 in fiscal 2009 and 2008, respectively.  Additionally, 711,675 shares of common stock were issued for acquisition of fixed assets totaling $49,818 and $0, in fiscal 2009 and 2008, respectively.  $4,000 in accounts payable was extinguished with the transfer of fixed assets with a value of $13,856, resulting in a loss of $9,856.  Depreciation expense totaled $85,633 and $ 7,398 in fiscal 2009 and 2008, respectively.

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

Patents are mainly comprised of legal services paid to a shareholder and patent application fees.  Exobox began amortizing these costs since the patents have been granted.  Amortization totaled $4,380 and $13,643 in fiscal 2009 and 2008, respectively.  Patents were impaired as of July 31, 2009 in the amount of $50,591.

NOTE 5 - INCOME TAXES

Exobox has incurred net losses since inception and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $9.8 million at July 31, 2009, and will expire in the years 2027 through 2029.

At July 31, 2009 and 2008, deferred tax assets consisted of the following:

Deferred tax assets	$3,404,556	2,158,704
Valuation allowance	(3,404,556)	(2,158,704)
Net deferred taxes	$-	$-

NOTE 6 – RELATED PARTIES

Certain of Exobox’s stockholders have loaned cash to the company for working capital purposes of $1,397,081.  The loans were issued through promissory notes, have zero stated interest rate, and have maturity dates which range from 0 to 8 years. Imputed interest expense related to these notes totaled $37,522 during fiscal 2009.  In accordance with the loan agreements, Exobox paid $100,000 in cash as of July 31, 2009.  In June 2009, Exobox entered into a settlement agreement with Michael Wittenburg in which Exobox repaid $422,000 of non-interest bearing demand indebtedness through the issuance of 4,818,608 shares of common stock.

Accounts payable to stockholders represent amounts owed to stockholders primarily for reimbursement of general and administrative costs paid on behalf of Exobox.

NOTE 7 – COMMITMENTS

Leases

In 2008, Exobox leased 6,178 square feet of office space in Houston, Texas from a third party for $9,781.83 per month.  The lease is for a five (5) year term.  Subsequent to fiscal year end July 31, 2009, on November 12, 2009, the parties agreed to amend the lease whereby the $49,564.85 the company owed to the Lessor at that time was amortized into the monthly lease payment.  The monthly rent payment will increase by $1,371.11 to $11,152.94 per month over the remaining 41.5 months of the lease term.  The amortization will use an 8% interest rate.

Rent expense totaled $119,572, for the year ended July 31, 2009 and $59,147 for the year ended July 31, 2008.

Future minimum lease payments under a non-cancelable operating lease are as follows:

Year Ending July 31,
2010	$118,462
2011	118,462
2012	118,462
2013	49,359
After 2013	0

NOTE 8 – DEBT

 In April 2009, Exobox borrowed $80,000 under convertible notes payable to two individuals.  The notes bear interest at 10% per year, matured on July 30, 2009, and are convertible into common shares at $0.03 per share.  In connection with the notes, Exobox issued warrants to purchase 1,600,000 common shares at $0.03 per share for a term of three years.  Exobox evaluated the terms of the notes in accordance with SFAS No. 133, as amended, ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, and ASC 815EITF Issue 00-19, “Accounting for Derivative Financial Instruments to and Potentially Settled in a Company’s Own Stock.”  Exobox determined that the convertible notes are not derivative instruments.  Exobox evaluated the conversion feature under EITF 98-5 and EITF 00-27, ASC 470 and determined that a beneficial conversion feature should be recognized and gave rise to a debt discount of $80,000. In July 2009, the note holders converted their note payable into 2,000,000 common shares.  Additionally, the $80,000 in debt discounts was accelerated and recorded as interest expense.

In June, 2009, Exobox issued an unsecured promissory note with RSA Corp pursuant to an agreement for employee recruiting services dated November 7, 2008 by converting the $35,000 outstanding accounts payable balance to the note.  The note bears interest of 0% per year and matures December 1, 2009.  In June 2009, Exobox paid $5,000 towards the principal.

Exobox exchanged proceeds with stockholders - see note 6 for details.

NOTE 9 – STOCKHOLDERS’ EQUITY

Exobox is authorized to issue 500,000,000 shares of Class A common stock and undesignated common stock, $.001 par value, and 4,630,150 shares of preferred stock, $.001 par value, of which 2,500,000 shares have been designated Series A convertible preferred stock, 2,000,000 shares  designated Series B convertible preferred stock, 20,000 shares designated Series C convertible preferred stock, 110,150 shares designated Series D convertible preferred stock, and 1,163,000 shares designated Series E convertible preferred stock.

Preferred Stock

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

During November 2008, a shareholder converted 5,000 Series A preferred stock and 17,568 Series B preferred stock to 2,077,586 shares of common stock.  This leaves the Company with only 1,378 shares of Series A preferred stock as the only preferred stock outstanding at July 31, 2009 which is convertible into 126,857 shares of common stock.

Series E convertible preferred stock – see Note 10 – SPQR Energy.

Stock Issued for Services

During fiscal 2009, we issued 33,879,654 common shares to consultants and employees pursuant to consulting and employment agreements with a value of $2,335,487.

Stock Issued for Cash

During fiscal 2009, we issued 11,733,450 common shares with warrants representing 5,571,784 common shares for $509,200 in cash.  The relative fair value of the warrants totaled $212,667.

Stock Issued for Extinguishment of Liabilities

During the fiscal year of 2009, we issued 4,138,172 common shares to consultants and employees for accrued liabilities totaling $320,650.  Additionally, Exobox issued common stock for extinguishment of debt – see Note 8.

Stock Issued for Warrants Exercised

During fiscal 2009, we issued 2,870,000 common shares in relation to warrants exercised for $136,800.

Stock Issued for Fixed Assets

Shares were issued for acquisition of fixed assets – see Note 3.

Stock Option, Stock Warrant and Stock Award Plan

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

In May, 2009, Exobox granted Kevin Regan an option to purchase 7,500,000 shares with an exercise price of $0.15-$0.75 a share which vest immediately and can be exercised at any time.   Exobox also granted Gary Leibowitz and Ted Ernst 6,000,000 shares each at an exercise price of $0.15-$0.40 a share which vest immediately and can be exercised at any time.

The following assumptions were applied to value the options:

Expected volatility	174%- 243%
Term (years)	1.5 – 3
Risk-free interest rate	1.16% - 3.01%
Expected dividend yield	0%

Black-Scholes was applied to value the options and Exobox recognized $593,977 of stock based compensation expense for the year ended July 31, 2009.  The remaining 386,198 unvested shares have an unrecognized value of $34,833.  The options intrinsic value is $0 as of July 31, 2009.

The status of the options as of July 31, 2009, is as follows:
	Options	Weighted Average Exercise Price
Outstanding, July 31, 2007	-	$-
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding, July 31, 2008	-	$-
Granted	20,225,000	0.28
Expired	-	-
Exercised	-	-
Outstanding, July 31, 2009	20,225,000	$0.28

Following is the details of options outstanding as of July 31, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
50,000	10/14/2011	2.50	0.25
25,000	11/14/2011	2.58	0.25
50,000	12/7/2011	2.67	0.25
75,000	12/16/2011	2.67	0.25
50,000	10/14/2012	3.75	0.25
25,000	11/14/2012	3.58	0.25
50,000	10/14/2013	4.50	0.25
25,000	11/14/2013	4.58	0.25
50,000	10/14/2014	5.50	0.25
25,000	11/14/2014	5.58	0.25
25,000	4/1/2012	3.00	0.25
50,000	4/28/2012	3.00	0.25
25,000	5/28/2012	3.08	0.25
25,000	6/28/2012	3.17	0.25
25,000	7/28/2012	3.25	0.25
25,000	8/28/2012	3.33	0.25
25,000	9/28/2012	3.42	0.25
25,000	10/28/2012	3.50	0.25
25,000	4/1/2013	4.00	0.25
25,000	4/1/2014	5.00	0.25
25,000	4/1/2015	6.00	0.25
2,500,000	1/1/2014	4.62	0.15
1,500,000	1/1/2014	4.62	0.25
1,500,000	1/1/2014	4.62	0.40
1,000,000	1/1/2014	4.62	0.15
1,000,000	1/1/2014	4.62	0.25
2,500,000	5/18/2011	2.00	0.15
2,000,000	5/18/2011	2.00	0.25
1,500,000	5/18/2011	2.00	0.40
2,500,000	5/18/2011	2.00	0.15
2,000,000	5/18/2011	2.00	0.25
1,500,000	5/18/2011	2.00	0.40
20,225,000		3.55	0.28

The following is a summary of non-vested shares:

OPTIONS
Non-vested shares at July 31, 2007	-
Granted	-
Vested	-
Expired	-
Exercised	-
Non-vested shares at July 31, 2008	-
Granted	20,225,000
Vested	(19,838,802)
Expired	-
Exercised	-
Nonvested shares at July 31, 2009	386,198

WARRANTS

At July 31, 2009, we had outstanding and exercisable warrants to purchase an aggregate of 15,994,284 shares of common stock with an intrinsic value of $0.  The weighted average remaining life is 2.58 years and the weighted average price per share is $0.47 per share.

The status of the warrants as of July 31, 2009, is as follows:
Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
Outstanding, July 31, 2007	4,460,000	$.20
Granted	7,300,000	.86
Expired	-	-
Exercised	(67,500)	.20
Outstanding, July 31, 2008	11,692,500	$0.61
Granted	7,171,784	0.03
Expired	-	-
Exercised	(2,870,000)	(0.05)
Outstanding, July 31, 2009	15,994,284	$0.47

Following is the details of warrants outstanding as of July 31, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
2,902,500	10/31/2010	1.50	$0.20
50,000	7/31/2011	2.25	$0.25
5,550,000	12/31/2011	2.45	$1.00
1,600,000	4/30/2012	3.00	$0.03
825,000	6/1/2012	3.00	$0.03
2,075,000	6/4/2012	3.00	$0.03
83,333	6/12/2012	3.00	$0.03
1,408,451	6/29/2012	3.00	$0.03
1,500,000	9/24/2012	3.45	$0.30

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events through November 30, 2009, are as follows:

Convertible Note

On September 4, 2009, Exobox Technologies, Corp., obtained a convertible promissory note loan from two shareholders in the principal amount of $30,000.  The loan proceeds were advanced in a single tranche on September 4, 2009.  The loan is due in principal and interest on September 4, 2010 or upon the closing of any underwritten public offering of securities by Maker which ever date is the earliest.  The unpaid principal amount of this 10% Convertible Promissory Note shall be convertible, in whole or in part, at the option of the Payee, at any time prior to the close of business on the maturity date hereof converted into shares of Restricted Common Stock (“Conversion Shares”), par value $.001per share (the Common Stock”).  Conversion of this Convertible Promissory Note shall be made on the basis of thirty-three and one third (33.33) shares of Conversion Shares for each one dollar ($1.00) of principal amount of this Convertible Promissory Note so converted (the “Conversion Rate”).

On September 10, 2009, Exobox Technologies, Corp. assigned all right, title, and interest of all the SOS Patents to Scott Copeland in return for $50,000.  On November 1st, 2009, Scott Copeland re-assigned all the SOS patents to Exobox Technologies, Corp. in exchange for a royalty equal to three percent (3%) of the net proceeds, if any, derived by Exobox from the SOS technology and issue directly to three (3) other individuals or entities of Copeland’s choosing, a collective total of 1,250,000 shares of Exobox common stock restricted under Rule 144.  Exobox also entered into consulting agreement with Scott Copeland, see Subsequent Event, “Employment Agreement” section.

Purchase of SPQR Energy, Inc.

Effective October 22, 2009, Exobox purchased 16 oil and gas wells located in Ohio that produce from the Clinton and Marcellus Shale formations from a private oil and gas company  SPQR Energy, Inc.. The assets were purchased for $13.25 million, which includes (1) the assumption of approximately $3.0 million in total existing debt associated with these Assets, (2) a 5-year, 7.5%  note for $1.5 million convertible into common stock at $.21 per share, (3) 1,163,000 shares of Series E Convertible Preferred Stock convertible into common stock at $0.477 per share and cumulative annual dividends of 7.5%, and (4) 3,000,000 common shares.

Employment and Consulting Agreements

On October22, 2009, the Company entered into a consulting agreement with Scott R. Copeland to assist the Company in developing its SUEZ and other proprietary technologies, including developing the next generation products from the Company’s existing initial two technologies, beyond the original 6 products being developed by the Company. Mr. Copeland has agreed to retain a portion of the Company stock he previously had agreed to return to the Company and will cancel all debts owed to him by the Company including all sums owed for unpaid past compensation and /or repayment of loans made by Copeland to the Company which is approximately $250,000.  Mr. Copeland also has agreed to a limit of how much stock he may sell in any 90 day period until November 1, 2010.

On November 1, 2009, the Company hired Mr. Richard J. Kampa to serve as President, Chief Executive Officer and a Director. The agreement, with a term of six months, calls for a salary of $20,000 per month and an initial issuance of 1,000,000 common shares.  When the agreement continues beyond six months, Mr. Kampa will receive 100,000 shares of common stock for each month the agreement remains in effect.

On December 1, 2009, the Company hired Mr. Michael G. Wirtz to return and serve as Vice President and Chief Financial Officer. Mr. Wirtz had served in the same position from 2006 through May 6, 2009.

Shareholders Return of their Common Stock

During November, 2009, several shareholders have returned over 128 million shares of the Company’s common stock to the Company’s treasury.  Shareholders have agreed to return 134,900,000 shares of the stock to the company’s treasury. It is expected that all of the 134,900,000 shares will be returned to the Company’s treasury in the near future thus reducing the number of the company’s outstanding common shares.

Lease Agreement

On November 12, 2009, the Company’s office space lessor amended its lease whereby the $49,565 the company owed to the Lessor at that time was amortized into the monthly lease payment.  The monthly rent payment will increase by $1,371.11 to $11,152.94 per month over the remaining 41.5 months of the lease term.  The amortization will use an 8% interest rate.

Stock Issued

3,392,001 common shares have been issued for services from consultants or employees with a value totaled $210,541.

8,500,000 common shares have been sold to former management or board members for $85,000 in cash for services rendered valued at nominal cash consideration.

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

In connection with the preparation of this Annual Report on Form10-K, our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2009, as required by Rule 13a-15 of the Exchange Act.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of July 31, 2009, our disclosure controls and procedures were not effective.

Notwithstanding the existence of the material weaknesses described below, we concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of its operations and cash flows for the year ended July 31, 2009, in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009, based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

As a result of the material weaknesses described below, management concluded that as of July 31, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework, issued by COSO.

A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.  While our control deficiencies have not resulted in any material misstatements of account balances or disclosures that we are aware of, they could result in misstatements or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute a material weakness.  An evaluation of entity level and process level controls was completed during the year.  In connection with management's evaluation of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of July 31, 2009, that had not been fully remedied:

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

Remediation Initiatives

During fiscal 2010, we plan to implement a number of remediation measures to address the material weaknesses described above.  These organizational and process changes will improve our internal controls environment.  The changes made through the date of this annual report includes our retention of an outside consulting  firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related  to our accounting and financial reporting processes in order  to streamline and improve the effectiveness of these processes.  The Company's remediation plans include complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls.

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

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9 . DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers .

The position(s) held by each of our executive officers and Directors as of November 20, 2009 are shown in the following table. Biographical information for each is set forth following the table. Each Director serves until a successor is elected and has qualified.

Name	Age	Position
Michael S. Studdard	59	Chairman of the Board
Richard J. Kampa	62	President & CEO and Director
Michael G. Wirtz	49	Chief Financial Officer

Michael S. Studdard was appointed to the Exobox board on April 4, 2008 and became Chairman in October, 2009. Mr. Studdard has served since July 2006 as president and a director of Wentworth Energy, Inc., a publicly-traded oil and gas exploration and development company based in Palestine, Texas, for which he successfully arranged $32.35 million in financing.  Mr. Studdard served from 1992 until July 2006 as an independent landman with Michael S. Studdard & Associates, a private company specializing in seismic permitting and exploration ventures.  Mr. Studdard has more than 25 years experience in operating several diversified companies in the oil and gas industry and brings strong, independent general business skills to the Exobox Board of Directors.

Richard J. Kampa became President, CEO and Director of Exobox on November 1, 2009.  Mr. Kampa comes from a healthcare background where he served as Chairman, President and CEO of Spectrum Diagnostic Imaging from 2004 to 2007 .   Kampa was the former Chairman, President and Chief Executive Officer of U.S. Healthworks, Inc., a national provider of occupational healthcare services with $225 million in revenue. He was the senior vice president of operations for HealthSouth Corp. from 1996 to 1998.  The last two years Mr. Kampa has been a consultant for several healthcare startup enterprises.

Michael G. Wirtz serves as Vice President and Chief Financial Officer.  He joined the Company in 2005 and was there through May, 2009.  In the interim he served as a corporate consultant until he returned in December, 2009.  Prior to working with the Company, Mr. Wirtz was self employed.  Mr. Wirtz is a 1984 MBA graduate of Texas Tech University who also earned a B.S. degree in Accounting from the University of Mary. He is a financial professional with experience as a corporate comptroller for a group of marine companies and previously managed another public corporation.

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

Other than  Mr. Studdard, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act.  The Company’s Audit Committee is comprised of Mr. Studdard (Chairman of the Audit Committee) as its sole member. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background.  We have not adopted any procedures regarding security holders’ nominating directors.

Compliance with Section 16(a) of The Exchange Act

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the year ended July 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with and no reports or transactions were filed late except for the following:  Reginald Goodman failed to timely report a transaction on Form 4 for a November 7, 2008, sale, which was subsequently reported on a Form 4 on November 11, 2008, and a transaction on Form 4 for a February 2, 2009, sale, which was subsequently reported on a Form 4 on February 5, 2009; Scott R. Copeland failed to timely report transactions on Form 4 for October 7, 2008, sales, which were subsequently reported on a Form 4 on October 10, 2008, transactions on Form 4 for  December 18, 2008, sale, which was subsequently reported on a Form 4 on December 22, 2008, transactions on Form 4 for December 23 and 26, 2008, sales, which were subsequently reported on a Form 4 on January 5, 2009,  transactions on Form 4 for January 8 and 9, 2009, sales, which were subsequently reported on a Form 4 on January 13, 2009, transactions on Form 4 for February 24, 2009 and April 15, 16, 17, 20 and 29, 2009, sales, which were subsequently reported on a Form 4 on May 1, 2009, a transaction on Form 4 for a May 6, 2009, sale, which was subsequently reported on a Form 4 on May 11, 2009, a transaction on Form 4 for a June 2, 2009, sale, which was subsequently reported on a Form 4 on June 5, 2009, transactions on Form 4 for May 26, 2009, sales, which were subsequently reported on a Form 4 on June 5, 2009, a transaction on Form 4 for a August 19, 2009, sale, which was subsequently reported on a Form 4 on August 24, 2009, transactions on Form 4 for a August 19, 20 and 312009, and September 1, 2, 3, 4 and 8, 2009,  sales, which were subsequently reported on a Form 4 on September 11, 2009, and a transaction on a Form 4 for September 14, 2009, sale, which was subsequently reported on a Form 4 on September 17, 2009; Michael G. Wirtz failed to timely report transactions on Form 4 for April 15, 16, 27, 28 and 29, 2009 and May 7, 2009, sales, which were subsequently reported on a Form 4 on May 7, 2009, transactions on Form 4 for a May 15, 2009, acquisition and June 3, 4 and 11 sales, which were subsequently reported on a Form 4 on June 19, 2009, and transactions on Form 4 for June 23, 29 and 30, 2009, and July 15, 16, 20, 24 and 31, 2009, and August 3, 2009, sales; Marcos B. Pernia failed to timely report transactions on Form 4 for November 18, 20, 24, 25 and 26, 2008, sales, which were subsequently reported on a Form 4 on December 3, 2008, transactions on Form 4 for January 13, 14, 15 and 16, 2009, which were subsequently reported on a Form 4 on January 22, 2009, and transactions on Form 4 for May 27, 2009, and June 1 and 2, 2009, sales, which were subsequently reported on a Form 4 on June 16, 2009;  Robert B. Dillon failed to timely report transactions on Form 4 for December 29, 2008, March 26 and 27, 2009, April 22, 23, 24 and 30, 2009 and May 1, 4, 5, 12, 13 and 14, 2009 sales, and a April 15, 2009, acquisition, which were subsequently reported on a Form 4 on May 18, 2009, a transaction on Form 4 for May 15, 2009, sale, which was subsequently reported on a Form 4 on May 22, 2009 and transactions on Form 4 for a May 15, 2009, acquisition, and May 26, 2009 and June 4, 9, 12, 15, and 16, 2009, sales, which were subsequently reported on a Form 4 on June 19, 2009.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Management

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Summary Compensation Table

Name Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Robert B. Dillon	7/31/2009	$225,000	-	$17,500	-	-	$82,000	1	$324,500
Former Chairman, CEO, Pres.	7/31/2008	$290,000	-	-	-	-	-		$290,000
& Director	7/31/2007	$240,000	$-	-	-	-	-		$240,000

Kevin P. Regan	7/31/2009	$203,333		$367,500	$262,276		$69,933	2	$903,042
CEO, President & Director	7/31/2008	17,500							17,500
	7/31/2007	$-	-	-	-	-	-		$-

Scott Copeland	7/31/2009	$116,443	-	$2,625	-	-	$3,250	3	$122,318
Chairman, VP-Operations	7/31/2008	$215,000	-	-	-	-	-		$215,000
	7/31/2007	$242,900	$-	-	-	-	-		$242,900

Marc Pernia	7/31/2009	$110,000	-	$2,625	-	-	-		$112,625
Chief Product Development	7/31/2008	$200,000	-	-	-	-	-		$200,000
Administrator	7/31/2007	$244,000	$-	-	-	-	-		$244,000

Michael G. Wirtz	7/31/2009	$135,000	-	$17,500	-	-	$50,720	4	$203,220
Vice Pres. & CFO	7/31/2008	$174,000	-	-	-	-	-		$174,000
	7/31/2007	$133,500	-	-	-	-	-		$133,500

Theodore Ernst	7/31/2009	$250,000	-	$213,750	$152,584	-	$7,500	5	$623,834
Chief Technology Officer	7/31/2008	$52,084	-	-	-	-	-		$52,084
	7/31/2007	$-	-	-	-	-	-		$-

Gary Leibowitz	7/31/2009	$131,957	-	$202,000	$152,584	-	$2,200	6	$488,741
Sr. VP-Sales & Marketing	7/31/2008	$-	-	-	-	-	-		$-
	7/31/2007	$-	-	-	-	-	-		$-
1 Mr. Dillon was paid three months of his salary during the fiscal year in 1,154,376 shares common stock valued at $75,000 and had $7,000 in company matching contributions through the Company’s 401k plan.
2 Mr. Regan was paid 475,000 shares of Company common stock during the fiscal year in stock valued at $67,000 and had $2,933 in company matching contributions through the Company’s 401k plan.
3 Mr. Copeland had $3,250 in company matching contributions through the Company’s 401k plan.
4 Mr. Wirtz was paid three months of his salary during the fiscal year in 692,625 shares common stock valued at $45,000 and had $5,720 in company matching contributions through the Company’s 401k plan.
5 Mr. Ernst had $7,500 in company matching contributions through the Company’s 401k plan.
6 Mr. Leibowitz had $2,200 in company matching contributions through the Company’s 401k plan.

Executive Employment Agreements

Mr. Dillon’s employment agreement provides for an annual salary of $300,000, was effective through March 1, 2010, and was terminated on May 6, 2009, as detailed in a Form 8-K filed with the SEC on May 11, 2009.

Mr. Regan’s employment agreement provides for an annual salary of $260,000, was effective through December 31, 2010, and was terminated on October 23, 2009, as reported in a Form 8-K filed with the SEC on October 23, 2009.

Mr. Copeland’s employment agreement provides for an annual salary of $150,000, was effective through March1, 2010, and was terminated on October 23, 2009, as reported in a Form 8-K filed with the SEC on October 23, 2009.

Mr. Pernia’s employment agreement provides for an annual salary of $120,000, was effective through March 1, 2010, and was terminated on September 30, 2009.

Mr. Wirtz’s employment agreement provides for an annual salary of $180,000, was effective through March 1, 2010, and was terminated on May 6, 2009, as detailed in a Form 8-K filed with the SEC on May 11, 2009.

Mr. Ernst’s employment agreement provides for an annual salary of $250,000, was effective through May 14, 2011, and was terminated on September 30, 2009.

Mr. Leibowitz’s employment agreement provides for an annual salary of $240,000, was effective through May 31, 2012, and was terminated on September 30, 2009.

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

Outstanding Equity Awards at Fiscal Year End

The following tables present information regarding the outstanding equity awards held by each of the named executive officers as of July 31, 2009.

Option Awards

	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Exercised Options Unexercisable (#)	Option Exercise Price ($/Sh)	Option Expiration Date
Name
Robert B. Dillon	-	-	-	-	-
Kevin P. Regan	5/20/2009	2,500,000	-	$0.15	1/1/2014
	5/20/2009	1,500,000	-	$0.25	1/1/2014
	5/20/2009	1,500,000	-	$0.40	1/1/2014
	5/20/2009	1,000,000	-	$0.50	1/1/2014
	5/20/2009	1,000,000	-	$0.75	1/1/2014
Scott Copeland	-	-	-	-	-
Marc Pernia	-	-	-	-	-
Michael G. Wirtz	-	-	-	-	-
Ted Ernst	5/18/2009	2,500,000	-	$0.15	5/18/2011
	5/18/2009	2,000,000	-	$0.25	5/18/2011
	5/18/2009	1,500,000	-	$0.40	5/18/2011
Gary Leibowitz	5/18/2009	2,500,000	-	$0.15	5/18/2011
	5/18/2009	2,000,000	-	$0.25	5/18/2011
	5/18/2009	1,500,000	-	$0.40	5/18/2011

Stock Awards
	Award	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	Grant Date	(#)	($)
Robert B. Dillon	4/15/2009	-	-
Kevin P. Regan	4/15/2009	-	-
Scott Copeland	1/14/2009	-	-
Marc Pernia	1/14/2009	-	-
Michael G. Wirtz	4/15/2009	-	-
Ted Ernst	1/14/2009	-	-
	5/18/2009	-	-
Gary Leibowitz	1/14/2009	-	-
	5/18/2009	-	-

(1)	The market value is calculated by multiplying the number of shares by the closing price of our common stock of $ 0.032 on November 30, 2009.

Option Exercises and Stock Vested During the Year Ended July 31, 2009

There were no options exercised by named executive officers during the year ended July 31, 2009.

Director Compensation

Directors receive $2,500 in compensation for personally attending Board of Directors meetings. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or any board committee or otherwise incurred in their capacities as directors. During the current fiscal year $25,000 in directors fees were accrued by the Company.  The company is negotiating agreements with current and former directors to give up or reduce their accrued fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 20, 2009, information regarding the beneficial ownership of shares of common stock by each person known by us to own five percent or more of the outstanding shares of common stock, and by each of the named executive officers, directors, and all officers and directors as a group.

NAME AND ADDRESS OF BENEFICAL OWNER	SHARES OF COMMON STOCK BENEFICIALLY OWNED
	NUMBER	%
Robert B. Dillon1, 2	15,838,128	3.86%
First Brampton Corporation3	7,935,736	1.93%
Kevin P. Regan4	12,115,908	2.95%
Scott R. Copeland5	20,443,860	4.98%
Marcos B. Pernia6	2,299,412	*
Theodore Ernst7, 8	11,000,000	2.68%
Gary Leibowitz9,10	9,550,000	2.33%
SPQR Energy, Inc.11	34,500,000	8.40%
Michael S. Studdard	25,000	*
Richard J. Kampa	1,000,000	*
Michael G. Wirtz12	3,328,521	*
Officer and Directors (3 persons)	4,353,521	1.06%

*Less than one percent
1Mr. Dillon owns 14,588,128 shares in his name and may be deemed to be the beneficial owner of 1,250,000 shares in the name of his wife Christy C. Dillon and 375,000 shares in the name of Gemstone Leasing, LLC.
2Mr. Dillon has investment and voting control for First Brampton Corporation.
3Mr. Dillon does not own any shares of record but is deemed to be the beneficial owner of the shares owned of record by First Brampton Corporation.
4Includes 7,500,000 shares subject to options exercisable within 60 days after November 20, 2009, and 1,550,000shares subject to warrants     exercisable within 60 days after November 20, 2009.
5Mr Copeland’s address is 1710 Effie Lane, Pasadena, Texas 77501.
6Mr Pernia’s address is 1725 Lake Street, San Mateo, CA 94403.
7Mr Ernst’s address is 1233 West Loop South, Suite 810, Houston, Texas 77027
8Includes 6,000,000 shares subject to options exercisable within 60 days after November 20, 2009.
9Mr Leibowitz’s address is 4616 Willow St., Bellaire, Texas 77401.
10Includes 6,000,000 shares subject to options exercisable within 60 days after November 20, 2009.
11SPQR Energy, Inc.’s address is19607 Piney Place Ct., Houston, Texas 77094
12Mr. Wirtz owns 2,953,521 shares in his name and may be deemed to be the beneficial owner of 375,000 shares in the name of Gemstone   Leasing LLC.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTORS INDEPENDENCE

Mrs. Beverly Copeland advanced an aggregate principal amount of $5,000 during the fiscal year ended July 31, 2009, and the loans do not bear interest.  We paid principal of $0 and all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2009 was $5,000.

Mr. Mark Copeland advanced an aggregate principal amount of $85,581 to the Company during the fiscal year ended July 31, 2009, and the loans do not bear interest.  We repaid principal of $0 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2009 was $85,581.

Mr. Scott Copeland advanced an aggregate principal amount of $200,000 to the Company during the fiscal year ended July 31, 2009, and the loans do not bear interest.  We repaid principal of $0 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2009 was $200,000.

Mr. Robert Dillon advanced an aggregate principal amount of $101,000 to the Company during the fiscal year ended July 31, 2009, and the loans do not bear interest.  We repaid principal of $5,000 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2009 was $96,000.

Mr. Reginald Goodman advanced an aggregate principal amount of $210,400 to the Company during the fiscal year ended July 31, 2009, and the loans do not bear interest.  We repaid principal of $0 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2009 was $210,400.

Mr. Michael Wirtz advanced an aggregate principal amount of $28,100 to the Company during the fiscal year ended July 31, 2009, and the loans do not bear interest.  We repaid principal of $0 on all of the advances during the most recent fiscal year and the principal amount outstanding on July 31, 2009 was $28,100.

Mr. Studdard is independent as defined by Rule 10A-3 of the Exchange Act.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Articles of Incorporation Exobox Technologies Corp. (1)
3.2	Bylaws of Exobox Technologies Corp. (1)
3.3	Certificate of Amendment to Articles of Incorporation (3)
4.1	Designation of Class A Common Stock (included in Exhibit 3.1) (1)
4.2	Designation of Series A Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.3	Designation of Series B Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.4	Designation of Series C Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.5	Designation of Series D Convertible Preferred Stock (included in Exhibit 3.1) (1)
4.6	Form of Warrants to purchase shares of common stock (1)
10.1*	2007 Stock Option Plan (2)
10.2*	Employment Agreement between Exobox Technologies Corp. and Robert B. Dillon (3)
10.3*	Employment Agreement between Exobox Technologies Corp. and Michael C. Wittenburg (3)
10.4*	Employment Agreement between Exobox Technologies Corp. and Michael G. Wirtz (3)
10.5*	Employment Agreement between Exobox Technologies Corp. and Marcos Pernia (3)
10.6*	Employment Agreement between Exobox Technologies Corp. and Reginald Goodman (3)
10.7*	Employment Agreement between Exobox Technologies Corp. and Scott Copeland (3)
10.8	Securities Purchase Agreement covering Series C Convertible Preferred Stock (1)
14.1	Code of Business Conduct and Ethics (1)
21.1	Subsidiaries of the Registrant (1)
23.1	Consent of auditors for Registrants Form S-8 (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the Registrant’s Form 10-SB12, filed on December 21, 2005.
(2) Incorporated herein by reference to the Registrant’s Form S-8, filed on June 29, 2007.
(3) Incorporated herein by reference to the Registrant’s Form 10-SB12G/A, filed on February 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2008 and 2009 the Company’s principal accountants have been and remain Malone & Bailey, PC. They have been the company’s principal accountant since the Company’s triangular merger in September, 2005.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-K and 10-Q filings were approximately: 2009 $86,000 and 2008 $60,000.

AUDIT RELATED FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for audit related fees: 2009 $ 0 and 2008 $ 0.

TAX FEES

Services have been provided to date under this caption for the fiscal years of 2005, 2006, 2007 or 2008.  The aggregate fee billed for each of the last two fiscal years for Tax fees: 2009 $8,280 and 2008 $0. The Company will retain its principal accountants to prepare its annual tax return for the year ending July 31, 2009.

ALL OTHER FEES

No other fees were billed in either 2009 or 2008 by the Company’s principal accountants.

EXOBOX TECHNOLOGIES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

EXOBOX TECHNOLOGIES CORP.

Dated: December 1, 2009	By: /s/ Richard J. Kampa
Richard J. Kampa
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 1, 2009	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 1, 2009	By: /s/ Michael S. Studdard
Michael S. Studdard
Chairman of the Board of Directors