Form 10-Q
period 2009-10-31
Exobox Technologies Corp.
filed 2009-12-21
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number 0-02555

[Missing Graphic Reference]
Exobox Technologies Corp.
 (Name of Small Business Issuer in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 200, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of December 18, 2009, 333,817,053shares of the registrant's common stock were outstanding.

EXOBOX TECHNOLOGIES CORP.
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2009

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Balance Sheets as of October 31, 2009 and July 31, 2009 (Unaudited).	F-1

Statements of Operations for the three months ended October 31, 2009 and2008 and for the period from October 21, 2002 (Inception) to October 31, 2009 (Unaudited).	F-2

Statements of Cash Flows for the threemonths ended October 31, 2009 and 2008 and for the period from October 21, 2002 (Inception) to October 31, 2009 (Unaudited).	F-3

Notes to the Financial Statements (Unaudited)	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	6

Item 4. Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Recent Sales of Unregistered Securities	7

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	9

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	October 31, 2009	July 31, 2009
ASSETS
Current Assets:
Cash	$28,575	3
Accounts Receivable	2,706	-
Other Current Assets	11,194	8,561
Total Current Assets	42,475	8,564

Furniture, fixtures and equipment, net	365,709	395,338
Other Assets:
Patents, net	-	1
Intangibles, net	6,568	6,568

TOTAL ASSETS	$414,752	410,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$572,491	432,621
Accounts Payable-Stockholders	2,576	2,594
Accrued Liabilities	467,492	314,964
Advances from Stockholders	883,343	875,081
Note Payable	30,000	30,000
Deferred Income	-	1,400
Total Current Liabilities	1,955,902	1,656,660

TOTAL LIABILITIES	1,955,902	1,656,660

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 1,378 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	1	1
Series E convertible preferred stock, $0.001 par, 0 and 0 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	-	--
Common stock, $0.001 par value, 500,000,000 shares authorized, 371,250,303 and 460,664,395 shares issued and outstanding at October 31, 2009 and July 31 2009, respectively	371,250	460,664
Additional paid-in capital	15,798,206	14,481,168
Deficit accumulated during development stage	(17,710,607	(16,188,022)

Total stockholders' deficit	(1,541,150)	(1,246,189)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$414,752	410,471

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Quarters Ended October 31, 2009 and 2008,
and the period from October 21, 2002 (Inception) to October 31, 2009
(Unaudited)

	Quarter Ended October 31, 2009	Quarter Ended October 31, 2008	Period from October 21, 2002 (Inception) To October 31, 2009

Revenues	$3,900	$-	$3,900
Cost of Revenue	9,057	-	23,714
Gross Loss	5,157	-	19,814

Operating Expenses:
General & administrative	1,153,356	158,746	5,831,533
Depreciation and amortization	28,779	20,785	157,115
Professional fees	135,069	403,497	4,347,407
Payroll expenses	273,295	311,470	6,153,442
Software Development Expense		-	902,824
Loss on disposal of assets		-	9,855
Loss on impairment of assets		-	50,591
Research and development	21,094	-	309,353

Total Operating Expenses	1,611,593	894,498	17,762,120

Loss from Operations	1,611,593	894,498	17,781,934
Other Income (Expenses):
Gain on derivatives	-	-	100,000
Gain on sale of patent	95,000		95,000
Gain on extinguishment of Accounts Payable		-	84,065
Gain on extinguishment of note	-	-	7,137
Interest income		1,323	3,578
Interest expense	(835)	(625)	(218,453)
Total Other Income	94,165	698	71,327

Loss Before Income Taxes	1,522,585	893,800	17,710,607

Provision for Income Taxes	-	-	-
Net Loss	$(1,522,585)	$(893,800)	$(17,710,607)

Basic and diluted
Net loss per common share-basic and diluted	$(0.003)	$(0.00)

Weighted average shares outstanding-basic and diluted	463,996,587	398,844,984

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Quarters Ended October 31, 2009 and 2008,
and period from October 21, 2002 (Inception) to October 31, 2009
(Unaudited)

	Quarter Ended October 31,	Quarter Ended October 31,	October 21, 2002 (Inception) to October 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,522,585)	$(893,800)	$(17,710,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	1,059,191	-	4,761,445
Warrant issued for consulting services	-	-	446,660
Loss on disposal of assets	-	-	9,856
Loss on impairment of assets	-	-	50,591
Depreciation and amortization	28,779	20,785	157,117
Share-based compensation	6,112	186,740	2,902,889
(Gain) Loss on derivative	-	-	5,000
Gain on debt extinguishment	-	-	(7,137)
(Gain)Loss on accounts payable	-	-	(84,065)
(Gain)Loss on sale of patent	(95,000)		(95,000)
Contributed capital	12,911	-	75,433
Amortization of debt discount	304	-	80,304
Changes in operating assets and liabilities
Prepaid and other current assets	(2,633)	44,577	(11,194)
Accounts payable	140,720	99,429	693,264
Accounts receivable	(2,706)		(2,706)
Accrued expenses	152,528	(9,160)	2,220,659
Deferred income	(1,400)	-	-
Accounts payables to stockholders	(17)		2,576
NET CASH USED IN OPERATING ACTIVITIES	(223,796)	(551,429)	(6,504,915)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of patents	95,000	-	95,000
Investment in patents	-	-	(67,233)
Investment in intangible assets	-	-	(16,000)
Investment in property and equipment	-	(195,121)	(458,498)
NET CASH USED IN INVESTING ACTIVITIES	95,000	(195,121)	(446,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	112,000	-	5,395,200
Advances from stockholders	6,368	-	1,434,949
Proceeds from warrants exercised	9,000	-	546,502
Repayment of advances from stockholders	-	-	(501,430)
Convertible note proceeds	30,000	-	210,000
Proceeds from third party debt, net	-	-	(105,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	157,368	-	6,980,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,572	(746,550)	28,575
Cash and cash equivalents at beginning of period	3	767,338	-
Cash and cash equivalents at end of period	$28,575	$20,788	$28,575

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$	$625
Cash paid for income taxes		-

NON-CASH TRANSACTIONS
Shares Returned and Cancelled	$128,069	$-
Discount on Convertible Note	28,410	-
See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Exobox Technologies Corp., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in our latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, July 31, 2009, as reported in Form 10-K, have been omitted.

Certain prior quarter amounts have been reclassified to conform with the current quarter presentation.

Exobox is an enterprise and home user network and data security development company formed to capitalize upon the growing need for a modern, reliable, efficient, effective and proactive network and data security solutions.  Exobox is the parent company to its wholly-owned subsidiary, Exbx Energy, Inc., a Texas corporation (“Exbx Energy”) since its formation in October, 2009.

NOTE 2 - GOING CONCERN

From Inception to October 31, 2009, Exobox has accumulated losses of $17,710,607. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity or debt financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

NOTE 3 – PATENTS

Patents are mainly comprised of legal services paid to a shareholder and patent application fees.  Exobox began amortizing these costs since the patents have been granted.  Patents were impaired as of July 31, 2009 in the amount of $50,591.

On September 15, 2009, Exobox Technologies, Corp. sold all right, title, and interest of all the SOS Patents to Scott Copeland in return for $95,000, resulting in a gain from assignment of patents of $95,000.  On November 1st, 2009, Scott Copeland re-assigned all the SOS patents to Exobox Technologies, Corp. in exchange for a royalty equal to three percent (3%) of the net proceeds, if any, derived by Exobox from the SOS technology and issue directly to three (3) other individuals or entities of Copeland’s choosing, a collective total of 1,250,000 shares of Exobox common stock restricted under Rule 144.

NOTE 4 – DEBT

In June 2009, Exobox issued an unsecured promissory note with RSA Corp pursuant to an agreement for employee recruiting services dated November 7, 2008 by converting the $35,000 outstanding accounts payable balance to the note.  The note bears interest of 0% per year and matures December 1, 2009.  The loans totaled to $30,000 as of October 31, 2009.

 In September 2009, Exobox borrowed $30,000 under convertible notes payable to two individuals.  The notes bear interest at 10% per year, matured on September 4, 2009, and are convertible into common shares at $0.03 per share.  In connection with the notes, Exobox issued warrants to purchase 990,000 common shares at $0.03 per share for a term of three years.  Exobox evaluated the terms of the notes in accordance with FASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue 00-19, “Accounting for Derivative Financial Instruments to and Potentially Settled in a Company’s Own Stock”).  Exobox determined that the convertible notes are not derivative instruments.  Exobox evaluated the conversion feature under FASC 470 (formerly EITF 98-5 and EITF 00-27) and determined that a beneficial conversion feature should be recognized and gave rise to a debt discount of $28,410.

NOTE 5 – STOCKHOLDERS’ EQUITY

Treasury Stock

During October, 2009, several shareholders agreed to return over 128 million shares of the Company’s common stock to the Company’s treasury.  Treasury stocks were valued at par of $128,069.

Stock Issued for Services

During the quarter ended October 31, 2009, we issued 29,554,501 common shares to consultants and employees pursuant to consulting and employment agreements with a value of $1,059,191

Stock Issued for Cash

During the quarter ended October 31, 2009, we issued 8,950,000 common shares for $112,000 in cash.

Stock Issued for Warrants Exercised

During the quarter ended October 31, 2009, we issued 150,000 common shares in relation to warrants exercised for $9,000.

Stock Option, Stock Warrant and Stock Award Plan

OPTIONS

In the quarter ended October 31, 2009, Exobox granted an employee of Exobox an option to purchase 25,000 shares with an exercise price of $0.25 a share.  The 25,000 shares vested immediately.

The following assumptions were applied to value the options:

Expected volatility 174%- 243%
Term (years)	1.5 – 3
Risk-free interest rate	1.16% - 3.01%
Expected dividend yield	0%

Black-Scholes was applied to value the options and Exobox recognized $6,112 of stock based compensation expense for the quarter ended October 31, 2009.  The remaining 386,198 unvested shares have an unrecognized value of $34,833.  The options intrinsic value is $0 as of October 31, 2009.

The status of the options as of October 31, 2009, is as follows:
	Options	Weighted Average Exercise Price
Outstanding July 31, 2009	20,225,000	0.28
Granted	25,000	0.25
Expired	-	-
Exercised	-	-
Outstanding, October 31, 2009	20,250,000	$0.28

Following is the details of options outstanding as of October 31, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
50,000	10/14/2011	2.00	0.25
25,000	11/14/2011	2.08	0.25
50,000	12/7/2011	2.17	0.25
75,000	12/16/2011	2.17	0.25
50,000	10/14/2012	3.00	0.25
25,000	11/14/2012	3.08	0.25
50,000	10/14/2013	4.00	0.25
25,000	11/14/2013	4.08	0.25
50,000	10/14/2014	5.00	0.25
25,000	11/14/2014	5.08	0.25
25,000	4/1/2012	2.42	0.25
50,000	4/28/2012	2.50	0.25
25,000	5/28/2012	2.58	0.25
25,000	6/17/2012	2.67	0.25
25,000	6/28/2012	2.67	0.25
25,000	7/28/2012	2.75	0.25
25,000	8/28/2012	2.83	0.25
25,000	9/28/2012	2.92	0.25
25,000	10/28/2012	3.00	0.25
25,000	4/1/2013	3.42	0.25
25,000	4/1/2014	4.42	0.25
25,000	4/1/2015	5.42	0.25
2,500,000	1/1/2014	4.17	0.15
1,500,000	1/1/2014	4.17	0.25
1,500,000	1/1/2014	4.17	0.40
1,000,000	1/1/2014	4.17	0.15
1,000,000	1/1/2014	4.17	0.25
2,500,000	5/18/2011	1.58	0.15
2,000,000	5/18/2011	1.58	0.25
1,500,000	5/18/2011	1.58	0.40
2,500,000	5/18/2011	1.58	0.15
2,000,000	5/18/2011	1.58	0.25
1,500,000	5/18/2011	1.58	0.40
20,250,000		3.00	0.28

WARRANTS

At October 31, 2009, we had outstanding and exercisable warrants to purchase an aggregate of 15,844,284 shares of common stock with an intrinsic value of $0.  The weighted average remaining life is 2.58 years and the weighted average price per share is $0.47 per share.

The status of the warrants as of October 31, 2009, is as follows:

Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
Outstanding, July 31, 2009	15,994,284	$0.47
Granted	-	-
Expired	-	-
Exercised	(150,000)	(.06)
Outstanding, October 31, 2009	15,844,284	$0.41

Following is the details of warrants outstanding as of October 31, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
2,902,500	10/31/2010	1.00	$0.20
50,000	7/31/2011	1.75	$0.25
5,400,000	12/31/2011	2.17	$1.00
1,600,000	4/30/2012	2.50	$0.03
825,000	6/1/2012	2.58	$0.03
2,075,000	6/4/2012	2.58	$0.03
83,333	6/12/2012	2.58	$0.03
1,408,451	6/29/2012	2.66	$0.03
1,500,000	9/24/2012	2.92	$0.30

NOTE 6 – SUBSEQUENT EVENTS

Subsequent events through December 21, 2009, are as follows:

Oil & Gas Properties

On October 22, 2009, Exobox Technologies Corp. purchased 17 oil & gas wells located in Ohio that produce from the Clinton and Marcellus Shale formations (the “Assets”) from a private oil & gas company.  Although this transaction closed on October 22, 2009, Exobox Technologies will be accounting for it on November 1, 2009.  The Assets acquired were purchased for $5.9 million, which includes:

(a)	The assumption of approximately $3.0 million in total existing debt associated with these Assets. Debt is valued at face value of $3 million which approximates the market value on October 22, 2009.

(b)
5-year, 7.5% convertible note in the amount of $1.5 million and convertible into common stock at $0.21 per share.  Debt is valued at face value of $1.5 million which approximates the market value on October 22, 2009.

(c)
1,163,000 shares of Series E Convertible Preferred Stock which is convertible into common stock at $0.04 for stock value of $949,929. The stock value is based on the closing market value on October 22, 2009.

(d)	3,000,000 shares of restricted Exobox common stock for value of $120,000. The stock value is $.04 which is based on the closing market value on the October 22, 2009.

The entire purchase price was allocated to proved oil and gas properties as this was the only asset acquired.

 On a fully-converted basis, the shares issuable upon conversion of the convertible note and the convertible preferred stock, along with the restricted common stock, would represent 34,500,000 shares of common stock, or approximately 9.9% of the total common shares outstanding, after giving effect to (i) the shares issuable pursuant to the Purchase and Sale Agreement on a fully-converted basis, and (ii) the 150 million shares being returned to the company by certain shareholders, as previously announced on October 16, 2009.

The following pro forma balance sheet shows the pro forma effects of the acquisition of the Assets based on the assumption that the transaction occurred effective October 31, 2009.

	Exobox Historical	October 31, 2009 Purchase price allocation	Pro Forma
Current Assets:
Cash	28,575	-	$28,575
Accounts Receivable	2,706	3,883	6,589
Other Current Assets	11,194	-	11,194
Total Current Assets	42,475	3,883	46,358

Oil and gas properties:
Proved Properties, net	-	5,957,127	5,957,127

Furniture, fixtures and equipment, net	365,709	-	365,709
Other Assets:
Patents, net	-	-	-
Intangibles, net	6,568	-	6,568

TOTAL ASSETS	414,752	5,961,010	6,375,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	572,491	204,059	776,550
Accounts Payable-Stockholders	2,576	-	2,576
Advances from Stockholders	883,343	-	883,343
Note Payable	30,000	-	30,000
Accrued Liabilities	467,492		467,492
Deferred Income	-	-	-
Total Current Liabilities	1,955,902	204,059	2,159,961

Long Term Liabilities:
Long Term Note (5 yr, 7.5% interest, Convertible at $0.21 per share)	-	1,500,000	1,500,000
Asset Retirement Obligation		273,075	273,075
Discount on Convertible Note	-	(1,285,714	(1,285,714)
Long Term Debt	-	2,800,000	2,800,000
Total Long Term Liabilities	-	3,287,361	3,287,361,3

TOTAL LIABILITIES	1,955,902	3,491,420	5,447,322

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 6,378 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	1	-	1
Series E convertible preferred stock, $0.001 par, 1,163,000 shares authorized, 1,163,000 and 0 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	-	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 371,137,803 and 460,664,395 shares issued and outstanding at October 31, 2009 and July 31 2009, respectively	371,250	27,357	398,607
Additional paid-in capital	15,798,206	2,445,285	18,243,491
Deficit accumulated during development stage	(17,710,607)	(3,052)	(17,713,659)

Total stockholders' equity (deficit)	(1,541,150)	2,469,590	928,440

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	414,752	5,961,010	6,375,762

These oil & gas wells have a represented PV10 reserve value of approximately $22.75 million (based on current NYMEX pricing).

The purchase of the oil & gas assets occurred under the prior CEO of the company.   Exobox’s current management believes that these assets have value but are not  a good fit for the company as current management’s priority is software development.  As such, the company is prepared to divest itself of these oil & gas assets and related debt and is prepared to solicit reasonable offers to complete a sale.  Gains, if any, from the sale of these assets would be directed towards the goal of software development.

Employment and Consulting Agreements

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

Shareholders Return of their Common Stock

During December 2009, a shareholder has agreed to return almost 6 million shares of the Company’s common stock to the Company’s treasury.  It is expected that all of the shares will be returned to the Company’s treasury in the near future thus reducing the number of the company’s outstanding common shares.

Lease Agreement

On November 12, 2009, the Company’s office space lessor amended its lease whereby the $49,565 the company owed to the Lessor at that time was amortized into the monthly lease payment.  The monthly rent payment will increase by $1,371 to $11,153 per month over the remaining 41.5 months of the lease term.  The amortization will use an 8% interest rate.

Stock Issued

In November 2009, 1,500,000 common shares were sold to an entity 25% owned by Mr. Wirtz and 50% owned by former management or board members for $30,000 in cash proceeds to the company.

Promissory Note

In December 2009, an entity 25% owned by Mr. Wirtz and 50% owned by former management or board members loaned the company $20,000 in exchange for a promissory note at 12% per anum interest which is due on May 31, 2010.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under Item 1A. Risk Factors.  The risk factors below supplement and should be read in conjunction with “ Risk Factors” under Item I in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Overview

Exobox Technologies Corp. develops and delivers information risk management and security software solutions that help organizations protect and recover their most valuable information assets. We are committed to our vision of creating a more secure environment for the information-centric community through the development of new technologies and security services.  This information-centric community is primarily comprised of companies that must abide by Governance, Risk and Compliance (GRC) policies - Fortune 500 public companies; the secondary target audience are those companies with valuable at-risk information, which includes financial services providers, healthcare providers and high-technology providers.

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

•
We released ExoDetect™ at the end of June 2009.  This first product is an affordable, software-as-a-service (SaaS) data leak detection (DLD) software solution that discovers and rates the risk of unauthorized “data in the wild.”  ExoDetect™ reports on the knowledge needed to tighten an organization’s data leak prevention (DLP) controls, while providing the first step in mitigating the financial and legal risks associated with stolen or misappropriated confidential information.  ExoDetect ™ performs scans for compromised data on any exposed area in the Internet Cloud; classifies the discovered information according to confidence and severity ratings; and captures the forensic evidence needed to address the breach, including litigation or prosecution. We have an ongoing process of updating and refining the ExoDetect™ product.

•	The Company is focused on marketing to its clients its current products, ExoDetect™ and ExoWatch™ and developing its other proprietary technology.

•
The purchase of the oil & gas assets occurred under the prior CEO of the company.   Exobox’s current management believes that these assets have value but are not  a good fit for the company as current management’s priority is software development.  As such, the company is prepared to divest itself of these oil & gas assets and related debt and is prepared to solicit reasonable offers to complete a sale.  Gains, if any, from the sale of these assets would be directed towards the goal of software development.

Exobox was founded in 2002 and, in conjunction with becoming a publicly-traded company in September 2005, merged with a successor Nevada corporation which was originally incorporated in 1999.

Results of Operations

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

Net Sales. Sales during the quarter ended October 31, 2009, were $3,900 compared to $0 for the quarter ended October 31, 2008.   These are the first sales for the company as the company brought its first product, ExoDetect™ to market earlier this year.

Research and Development Expenses. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, and in the future will include those costs and expenses related to significant improvements to existing products and services. We have expensed research and development costs as they have been incurred. We had research and development expenses of $21,094 for the three months ended October 31, 2009 as compared to $0 incurred in the same period of 2008. The increased research and development expenses in 2009 relate to the costs of developing ExoDetect™.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures. In preparation for the upcoming release of our first product, ExoDetect™, we had sales and marketing expenses of $52,260 for the three months ended October 31, 2009 as compared to $ 0 incurred in the same period of 2008.

General and Administrative Expenses (“G&A”).   General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, general business consulting and outsourcing services. G&A expenses for the three months ended October 31, 2009 as compared to 2008 increased from $158,746 to $1,153,356. The increase was primarily due to the ramp up in our operations related to the  release of our first product, ExoDetect™.

Net Loss.  Net loss for the three months ended October 31, 2009 and 2008 was $1,522,585 and $893,800, respectively. The increased loss was primarily due to the ramp up in our operations related to the  release of our first product, ExoDetect™.

Liquidity and Capital Resources

As of October 31, 2009, we had a working capital deficit of $1,913,427.  Our current liquidity position does not allow us to meet our nominal working capital need which has required us to leverage off our vendors and seek loans from certain shareholders. Historically, our working capital resulted from best efforts equity financing and shareholder loans. During the three months ended October 31, 2009, we borrowed $30,000 from certain shareholders on a short term basis .  To date, we have repaid $501,430 of this indebtedness, although it should be expected that we will borrow additional amounts in the future.   It is likely we will have to issue additional shares of our common stock in the future in an attempt to conserve cash. We will need to obtain working capital of at least $2,000,000 to fund our minimum operating expenses for the twelve months.  In order to fund our full product development, including marketing and testing, we will need to raise at least an additional $9,000,000.  We have no external credit or debt facilities in place to provide financing. We will be reliant upon best efforts debt or equity financing to provide necessary working capital.  Accordingly, there can be no assurance we will be able obtain necessary funding to meet working capital requirements, the failure of which will result in our curtailing operations and/or selling assets.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

None.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Specifically, our independent auditor identified weaknesses in our disclosure controls related to valuing and accounting for share-based payments, derivative financial instruments and accrued expenses. We plan to remediate this deficiency in disclosure controls by increasing the supervision and training of accounting employees.

There has been no change in our internal control over financial reporting during the quarter ended October 31, 2009, covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any litigation and to the best of our knowledge no litigation is threatened.

ITEM 1A.	RISK FACTORS

Certain Factors that May Affect Future Performance

The risk factors below supplement and should be read in conjunction with “ Risk Factors” under Item I in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at October 31, 2009, we had an accumulated deficit of $17,710,607. We had gross revenues of $3,900 for the quarter ended October 31, 2009, and a loss from operations of $1,522,585. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result, we expect continued losses in fiscal 2010 and thereafter.

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of October 31, 2009, we have current assets of $42,475 and current liabilities of $1,955,902.   Our current liquidity position only allows us to meet nominal working capital needs.  We will need $2,000,000 to meet our working capital needs through fiscal 2010.  Any failure to obtain such financing could force us to abandon or curtail our operations.

Ours auditor has substantial doubts as to our ability to continue as a going concern.

Our auditor's quarterly report as of October 31, 2009 expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because we do not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within 12 months. Because we have been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred in the first quarter of fiscal 2010.

 During August, 2009, an unaffiliated third party acquired 450,000 shares of our common stock in consideration of $27,000.

During August, 2009, three unaffiliated third parties acquired 150,000 shares of our common stock through the exercise of warrants at $0.06 per share for a total consideration of $9,000

On August 15, 2009, September 15, 2009 and October 15, 2009 we issued a total of 1,847,001 shares of common stock to Mr. Dillon (1,154,376 shares) and Mr. Wirtz (692,625 shares) in accordance with the terms of their separation agreements.

In August, September and October, 2009, the Company granted 27,707,500 shares of common stock to consultants for services performed .  The shares were valued at $966,841 on the date of issuance.

During October, 2009, Mr. Wittenburg, a former officer and director acquired 5,000,000 shares of our restricted common stock in consideration of $50,000.

During October, 2009, Mr. Dillon, a former officer and director acquired 3,500,000 shares of our restricted common stock in consideration of $35,000.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXOBOX TECHNOLOGIES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

EXOBOX TECHNOLOGIES CORP.

Dated: December 21, 2009	By: /s/ Richard J. Kampa
Richard J. Kampa
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 21, 2009	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)