Form 10-Q/A
period 2009-10-31
Exobox Technologies Corp.
filed 2010-01-29
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-Q/A

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
Common Stock
(Title of class)

(Title of class)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  .
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of December 18, 2009, 333,817,053shares of the registrant's common stock were outstanding.

EXPLANATORY NOTE

While the Company has filed the financial statements in its entirety, the only change in this amended filing is the first two paragraphs of Note 6 which discloses the entry into and rescission of the purchase and sale agreement dated October 22, 2009.  We have not changed Part 1, Items 2, 3 & 4 and Part 2, Items 1, 2, 3, 4, 5 and 6.

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	October 31, 2009	July 31, 2009
ASSETS
Current Assets:

Cash	$28,575	$3
Accounts Receivable	2,706	-
Other Current Assets	11,194	8,561
Total Current Assets	42,475	8,564

Furniture, fixtures and equipment, net	365,709	395,338
Other Assets:
Patents, net	-	1
Intangibles, net	6,568	6,568

TOTAL ASSETS	$414,752	$410,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$572,491	$432,621
Accounts Payable-Stockholders	2,576	2,594
Accrued Liabilities	467,492	314,964
Advances from Stockholders	883,343	875,081
Note Payable	30,000	30,000
Deferred Income	-	1,400
Total Current Liabilities	1,955,902	1,656,660

TOTAL LIABILITIES	1,955,902	1,656,660

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 1,378 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	1	1
Series E convertible preferred stock, $0.001 par, 0 and 0 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	-	--
Common stock, $0.001 par value, 500,000,000 shares authorized, 371,250,303 and 460,664,395 shares issued and outstanding at October 31, 2009 and July 31 2009, respectively	371,250	460,664
Additional paid-in capital	15,798,206	14,481,168
Deficit accumulated during development stage	(17,710,607)	(16,188,022)

Total stockholders' deficit	(1,541,150)	(1,246,189)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$414,752	$410,471

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Quarters Ended October 31, 2009 and 2008,
and the period from October 21, 2002 (Inception) to October 31, 2009
(Unaudited)
	Quarter Ended October 31,	Quarter Ended October 31,	Period from October 21, 2002 (Inception) To October 31,
	2009	2008	2009

Revenues	$3,900	$-	$3,900
Cost of Revenue	9,057	-	23,714
Gross Loss	5,157	-	19,814

Operating Expenses:

General & administrative	1,153,356	158,746	5,831,533
Depreciation and amortization	28,779	20,785	157,115
Professional fees	135,069	403,497	4,347,407
Payroll expenses	273,295	311,470	6,153,442
Software Development Expense		-	902,824
Loss on disposal of assets		-	9,855
Loss on impairment of assets		-	50,591
Research and development	21,094	-	309,353

Total Operating Expenses	1,611,593	894,498	17,762,120

Loss from Operations	1,611,593	894,498	17,781,934
Other Income (Expenses):

Gain on derivatives	-	-	100,000
Gain on sale of patent	95,000		95,000
Gain on extinguishment of Accounts Payable		-	84,065
Gain on extinguishment of note	-	-	7,137
Interest income		1.323	3,578
Interest expense	(835)	(625)	(218,453)
Total Other Income	94,165	698	71,327

Loss Before Income Taxes	1,522,585	893,800	17,710,607

Provision for Income Taxes	-	-	-

Net Loss	$(1,522,585)	$(893,800)	$(17,710,607)

Basic and diluted

Net loss per common share-basic and diluted		$(0.003)	$(0.00)

Weighted average shares outstanding-basic and diluted	463,996,587	398,844,984

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Quarters Ended October 31, 2009 and 2008,
and period from October 21, 2002 (Inception) to October 31, 2009
(Unaudited)

	Quarter Ended October 31,	Quarter Ended October 31,	October 21, 2002 (Inception) to October 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,522,585)	$(893,800)	$(17,710,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	1,059,191	-	4,761,445
Warrant issued for consulting services	-	-	446,660
Loss on disposal of assets	-	-	9,856
Loss on impairment of assets	-	-	50,591
Depreciation and amortization	28,779	20,785	157,117
Share-based compensation	6,112	186,740	2,902,889
(Gain) Loss on derivative	-	-	5,000
Gain on debt extinguishment	-	-	(7,137)
(Gain)Loss on accounts payable	-	-	(84,065)
(Gain)Loss on sale of patent	(95,000)		(95,000)
Contributed capital	12,911	-	75,433
Amortization of debt discount	304	-	80,304
Changes in operating assets and liabilities
Prepaid and other current assets	(2,633)	44,577	(11,194)
Accounts payable	140,720	99,429	693,264
Accounts receivable	(2,706)		(2,706)
Accrued expenses	152,528	(9,160)	2,220,659
Deferred income	(1,400)	-	-
Accounts payables to stockholders	(17)		2,576
NET CASH USED IN OPERATING ACTIVITIES	(223,796)	(551,429)	(6,504,915)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of patents	95,000	-	95,000
Investment in patents	-	-	(67,233)
Investment in intangible assets	-	-	(16,000)
Investment in property and equipment	-	(195,121)	(458,498)
NET CASH USED IN INVESTING ACTIVITIES	95,000	(195,121)	(446,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	112,000	-	5,395,200
Advances from stockholders	6,368	-	1,434,949
Proceeds from warrants exercised	9,000	-	546,502
Repayment of advances from stockholders	-	-	(501,430)
Convertible note proceeds	30,000	-	210,000
Proceeds from third party debt, net	-	-	(105,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	157,368	-	6,980,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,572	(746,550)	28,575
Cash and cash equivalents at beginning of period	3	767,338	-
Cash and cash equivalents at end of period	$28,575	$20,788	$28,575

SUPPLEMENTAL DISCLOSURES
Cash paid for interest		$625
Cash paid for income taxes		-

NON-CASH TRANSACTIONS
Shares Returned and Cancelled	$128,069	$-
Discount on Convertible Note	28,410	-

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

The status of the options as of October 31, 2009, is as follows:
	Options	Weighted Average Exercise Price
Outstanding July 31, 2009	20,225,000	0.28
Granted	25,000	0.25
Expired	-	-
Exercised	-	-
Outstanding, October 31, 2009	20,250,000	$0.28

Following is the details of options outstanding as of October 31, 2009:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
50,000	10/14/2011	2.00	0.25
25,000	11/14/2011	2.08	0.25
50,000	12/7/2011	2.17	0.25
75,000	12/16/2011	2.17	0.25
50,000	10/14/2012	3.00	0.25
25,000	11/14/2012	3.08	0.25
50,000	10/14/2013	4.00	0.25
25,000	11/14/2013	4.08	0.25
50,000	10/14/2014	5.00	0.25
25,000	11/14/2014	5.08	0.25
25,000	4/1/2012	2.42	0.25
50,000	4/28/2012	2.50	0.25
25,000	5/28/2012	2.58	0.25
25,000	6/17/2012	2.67	0.25
25,000	6/28/2012	2.67	0.25
25,000	7/28/2012	2.75	0.25
25,000	8/28/2012	2.83	0.25
25,000	9/28/2012	2.92	0.25
25,000	10/28/2012	3.00	0.25
25,000	4/1/2013	3.42	0.25
25,000	4/1/2014	4.42	0.25
25,000	4/1/2015	5.42	0.25
2,500,000	1/1/2014	4.17	0.15
1,500,000	1/1/2014	4.17	0.25
1,500,000	1/1/2014	4.17	0.40
1,000,000	1/1/2014	4.17	0.15
1,000,000	1/1/2014	4.17	0.25
2,500,000	5/18/2011	1.58	0.15
2,000,000	5/18/2011	1.58	0.25
1,500,000	5/18/2011	1.58	0.40
2,500,000	5/18/2011	1.58	0.15
2,000,000	5/18/2011	1.58	0.25
1,500,000	5/18/2011	1.58	0.40
20,250,000		3.00	0.28

The following is a summary of non-vested shares:

OPTIONS
Non-vested shares at July 31, 2009	386,198
Granted	0
Vested	(107,813)
Expired	-
Exercised	-
Non-vested shares at October 31, 2009	278,385

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent events through December 21, 2009, are as follows:

On October 22, 2009, Exobox Technologies Corp. executed a Purchase and Sale Agreement and related documents with SPOR Energy, Inc. to acquire 17 oil and gas wells located in Ohio. As previously disclosed in the financial statements for the three months ended October 31, 2009 included in the form 10Q filed on December 21, 2009, we included the pro forma balance sheet showed the pro forma effects of the acquisition of the Assets.

On January 13, 2010, Exobox and SPQR entered into a rescission agreement to unwind the October 22, 2009 agreement. In addition, Exobox and SPQR have agreed that both have no further rights, entitlements, liabilities or obligations with respect to the purchase and sale agreement and each party expressly releases the other with respect to any claims. No legal title was ever passed to Exobox.  Since Exobox couldn’t obtain clear title, no revenue and expenses were recognized related to the acquisition. There is no financial impact to Exobox’s financial statements. As the result of the rescission agreement, we restate this footnote to remove the pro forma balance sheet. Accordingly, no further financial information will be filed with the SEC relating to the entry into and rescission of the purchase and sale agreement dated October 22, 2009.

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

EXOBOX TECHNOLOGIES CORP.

Dated: January 29, 2010	By: /s/ Richard J. Kampa
Richard J. Kampa
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 29, 2010	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)