Form 10-Q
period 2010-01-31
Exobox Technologies Corp.
filed 2010-03-30
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

Yes ☐ No ☑

As of March 17, 2010, 392,635,544 of the registrant's common stock were outstanding.

EXOBOX TECHNOLOGIES CORP.
FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2010

INDEX

PART I. FINANCIAL INFORMATION	Page
No.
Item 1. Financial Statements

Balance Sheets as of January 31, 2010 and July 31, 2009 (Unaudited).	3

Statements of Operations for the three months ended January 31, 2010 and 2009, for the six months ended January 31, 2010 and 2009 and for the period from October 21, 2002 (Inception) to January 31, 2010 (Unaudited).	4

Statements of Cash Flows for the six months ended January 31, 2010 and 2009 and for the period from October 21, 2002 (Inception) to January 31, 2010 (Unaudited).	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Recent Sales of Unregistered Securities	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	14

Signatures	15

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	January 31, 2010	July 31, 2009
ASSETS
Current Assets:
Cash	1,321	3
Accounts Receivable	13,144	-
Other Current Assets	11,194	8,561
Total Current Assets	25,659	8,564

Furniture, fixtures and equipment, net	343,707	395,338
Other Assets:
Patents, net	-	1
Intangibles, net	13,452	6,568

TOTAL ASSETS	382,818	410,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	516,993	432,621
Accounts Payable-Stockholders	65	2,594
Accrued Liabilities	1,951,923	314,964
Advances from Stockholders	700,437	875,081
Note Payable	50,000	30,000
Secured Notes Payable	90,000	-

Deferred Income	-	1,400
Total Current Liabilities	3,309,418	1,656,660

TOTAL LIABILITIES	3,309,418	1,656,660

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 1,378 shares issued and outstanding as of January 31, 2010 and July 31, 2009, respectively	1	1
Series E convertible preferred stock, $0.001 par, 0 and 0 shares issued and outstanding as of January 31, 2010 and July 31, 2009, respectively	-	--
Common stock, $0.001 par value, 500,000,000 shares authorized, 392,635,554 and 460,664,395 shares issued and outstanding at January 31, 2010 and July 31 2009, respectively	392,635	460,664
Additional paid-in capital	16,693,377	14,481,168
Deficit accumulated during development stage	(20,012,613)	(16,188,022)

Total stockholders' deficit	(2,926,600)	(1,246,189)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	382,818	410,471

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Quarters Ended January 31, 2010 and 2009,
and the period from October 21, 2002 (Inception) to January 31, 2010
(Unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	Inception (October 21, 2002) to January 31, 2009

Revenues	10,520	-	14,420	-	14,420
Cost Of Revenues	6,162	-	15,219	-	29,876
Net Revenue/Gross Loss	4,358	-	(799)		(15,456)

General & Administrative	$698,907	$179,816	$1,852,263	$338,562	$6,530,440
Depreciation and amortization	30,468	26,431	59,248	47,216	187,584
Professional Fees	63,066	552,079	198,135	955,575	4,410,472
Payroll Expenses	1,429,763	482,694	1,703,057	794,164	7,583,205
Loss on Disposal of Assets	-	-	-	-	9,855
Loss on Impairment of Assets	-	-	-	-	50,591
Research and Development	14,580	11,110	35,674	11,110	1,226,757

Total Operating Expenses	2,236,784	1,252,130	3,848,377,	2,146,627	19,998,904

Loss from Operations	(2,232,426)	(1,252,130)	(3,849,176)	(2,146,627)	(20,014,360)

Other Income (Expense):
Gain on Derivatives				-	100,000
Gain on sale of patent and impairment of patent	(56,250)		38,750		38,750
Gain on Extinguishment of AP	-		-		84,065
Gain on Extinguishment of Note	3,000		3,000	-	10,137
Discontinued Operations-Net Loss on Oil and Gas Wells	(22,009)		(22,009)		(22,009)
Discontinued Operations-Gain on Disposition	22,009		22,009		22,009
Interest Income	-	129	-	1,452	3,578
Interest Expense	(16,301	(412)	(17,165)	(1,037)	(234,783)
Total Other Income (Expenses)	(69,578)	(283	24,585	415	1,747

Loss Before Income Taxes	(2,302,004)	(1,252,413)	(3,824,591)	(2,146,212)	(20,012,613)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(2,302,004)	$(1,252,413)	$(3,824,591	$(2,146,212)	$(20,012,613)

Basic and diluted
Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding-basic and diluted	471,229,176	402,447,715	421,239,740	400,646,350

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the six months Ended January 31, 2010 and 2009,
and period from October 21, 2002 (Inception) to January 31, 2010
(Unaudited)

	Six Months Ended January 31,	Six Months Ended January 31,	October 21, 2002 (Inception) to January 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,824,591)	$(2,146,212)	$(20,012,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	1,688,368	549,307	5,390,622
Warrant issued for consulting services	-	-	446,660
Loss on disposal of assets	-	-	9,856
Loss on impairment of assets	-	-	50,591
Depreciation and amortization	59,248	47,216	187,585
Share-based compensation	6,112	13,192	2,902,889
(Gain) Loss on derivative	-	-	5,000
Gain on debt conversion	(3,000)	-	(10,137)
(Gain)Loss on accounts payable	-	-	(84,065)
(Gain)Loss on sale of patent	(38,750)	-	(38,750)
Contributed capital	12,911	-	75,433
Amortization of debt discount	-	-	80,000
Changes in operating assets and liabilities
Prepaid and other current assets	(2,633)	53,420	(11,194)
Accounts payable	84,372	309,945	636,916
Accounts receivable	(13,144)	-	(13,144)
Accrued expenses	1,636,959	72,785	3,705,090
Deferred income	(1,400)	-	-
Accounts payables to stockholders	11	-	2,605
NET CASH USED IN OPERATING ACTIVITIES	(395,537)	(1,100,347)	(6,676,656)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of patents	-	-	-
Proceeds from sale of property	-		-
Investment in patents	95,000	-	27,767
Investment in intangible assets	(6,283)	-	(22,283)
Investment in property and equipment	(8,217)	(206,159)	(466,715)
NET CASH USED IN INVESTING ACTIVITIES	80,500	(206,159)	(461,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	142,000	-	5,425,200
Advances from stockholders	115,355	543,000	1,543,936
Proceeds from warrants exercised	9,000	-	546,502
Repayment of advances from stockholders	-	-	(501,430)
Convertible Promissory Notes proceeds	30,000	-	210,000
Proceeds from third party debt, net	20,000	-	(85,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	316,355	533,000	7,139,208

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,318	(763,506)	1,321
Cash and cash equivalents at beginning of period	3	767,338	-
Cash and cash equivalents at end of period	$1,321	$3,832	$1,321

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,695	$1,037
Cash paid for income taxes		-

NON-CASH TRANSACTIONS
Conversion of Preferred Shares to Common Shares	-	2,078
Shares Returned and Cancelled	$128,069	$-
Acquisition of oil & gas wells – debt and stock issued	$5,867,361
Disposition of oil & gas wells – debt and stock canceled	$5,867,361
Debt Forgiveness	$202,539
Stock issued for patent buyback	$56,250
Conversion of Note Payable to stock	$27,000

See accompanying notes to the financial statement s

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

NOTE 2 - GOING CONCERN

From Inception to January 31, 2010, Exobox has accumulated losses of $20,012,613. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity or debt financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern. Management has had difficulties in raising capital because of legacy issued which include past debt and current equity structure.

NOTE 3 – PATENTS

Patents are mainly comprised of legal services paid to a shareholder and patent application fees.  Exobox began amortizing these costs since the patents have been granted.  Patents were impaired as of July 31, 2009 for $50,591.

On September 15, 2009, Exobox sold its SOS Patents to Scott Copeland for $95,000.  On November 1, 2009, Copeland sold these SOS patents back to Exobox for 1,250,000 common shares valued at $56,250 and also a royalty of 3% of any net proceeds derived from the SOS technology.  Exobox recorded gain on sale of patent of $38,750.

 NOTE 4 – DEBT

In June 2009, Exobox issued an unsecured promissory note to RSA Corp by converting the $35,000 previously outstanding accounts payable balance.  The note bears interest of 0% per year and matured December 1, 2009.  The loans totaled to $31,400 which includes $1,400 in interest as of January 31, 2010.  On November 3, 2009, the Company received a demand for payment.  To date, no suit has been filed.

 In September 2009, Exobox borrowed $30,000 under convertible notes payable to two individuals.  These notes were paid on January 31, 2010 through the issuance of 1,000,000 common shares and warrants to purchase 990,000 common shares at $0.03 per share for a term of three years.  Exobox evaluated the terms of the notes in accordance w ith FASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue 00-19, “Accounting for Derivative Financial Instruments to and Potentially Settled in a Company’s Own Stock”).  Exobox determined that the convertible notes are not derivative instruments.  Exobox evaluated the conversion feature under FASC 470 (formerly EITF 98-5 and EITF 00-27) and determined that a beneficial conversion feature should be recognized and gave rise to a debt discount of $28,410.  There was a gain on the retirement of the note of $3,000 and the debt discount was eliminated.

In November, 2009, Mr. Scott Copeland agreed to forgive a $200,000 note and its related accrued interest which we recorded as $202,540 to additional paid in capital since Mr. Scott Copeland is a related party.

In December 2009 and January 2010, four individuals, including two members of management, loaned the company a total of $90,000 in exchange for 10% notes with a nine month maturity.  The notes are secured by the Company’s technology.  Upon payment of the notes, the security interest of the debtor in the technology will be released back to the Company.

On December 8, 2009, the company received a demand to repay Reginald Goodman $227, 301 ($210,400 principal and $16,970 in accrued interest).  To date, no suit has been filed.

On December 8, 2009, Mr. Kampa loaned the company $3,000 through a non-interest bearing promissory note which was due on January 31, 2010.  As of March 25, 2010, the note has not been paid.  The company intends to negotiate an extension on the note.

On December 9, 2009, an entity 25% owned by Mr. Wirtz and 50% owned by former management or board members loaned the company $20,000 through a 12% promissory note due on May 31, 2010.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Issued for Services

During the six months ended January 31, 2010, we issued 47,189,752 common shares to consultants and employees pursuant to consulting and employment agreements with a value of $1,688,368.

Stock Issued for Cash

During the six months ended January 31, 2010, we issued 10,450,000 common shares for $142,000 in cash.

Stock Issued for Warrants Exercised

During the six months ended January 31, 2010, we issued 150,000 common shares in relation to warrants exercised for $9,000.

Stock Issued for Debt

During the six months ended January 31, 2010, we issued 1,000,000 common shares in relation to convertible note. (see Note 4 above)

Stock Issued for Patents

During the six months ended January 31, 2010, we issued 1,250,000 common shares valued at $56,250.  (see Note 3 above)

Stock Option, Stock Warrant and Stock Award Plan

OPTIONS

In the six months ended January 31, 2010, Exobox granted an employee an option to purchase 25,000 shares with exercise price of $0.25 a share. The shares were vested immediately.  During the six months ended January 31, 2010, 12,650,000 shares expired due to 90 days passing of the termination of employment of several option holders as call for in the 2007 Stock Option Plan.

The following assumptions were applied to value the options:

Expected volatility	174%- 243%
Term (years)	1.5 – 3
Risk-free interest rate	1.16% - 3.01%
Expected dividend yield	0%

Black-Scholes was applied to value the options and Exobox recognized $6,112 of stock based compensation expense for the six months ended January 31, 2010.  The remaining 75,000 unvested shares have an unrecognized value of $6,065.  The options intrinsic value is $0 as of January 31, 2010.

The status of the options as of January 31, 2010, is as follows:

	Options	Weighted Average Exercise Price
Outstanding July 31, 2009	20,225,000	0.28
Granted	25,000	-
Expired	12,650,000	0.25
Exercised	-	-
Outstanding, January 31, 2010	7,600,000	$0.35

Following is the details of options outstanding as of January 31, 2010:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
25,000	4/1/2012	2.17	0.25
25,000	4/1/2013	3.17	0.25
25,000	4/1/2014	4.17	0.25
25,000	4/1/2015	5.17	0.25
2,500,000	12/1/2013	3.83	0.15
1,500,000	12/1/2013	3.83	0.25
1,500,000	12/1/2013	3.83	0.40
1,000,000	12/1/2013	3.83	0.50
1,000,000	12/1/2013	3.83	0.75
7,600,000		3.82	0.35

The following is a summary of non-vested shares:

OPTIONS
Non-vested shares at July 31, 2009	278,385
Granted	0
Vested	-
Expired	(203,385)
Exercised	-
Non-vested shares at January 31, 2010	75,000

WARRANTS

At January 31, 2010, we had outstanding and exercisable warrants to purchase an aggregate of 15,844,284 shares of common stock with an intrinsic value of $0.  The weighted average remaining life is 1.73 years and the weighted average price per share is $0.42 per share.

The status of the warrants as of January 31, 2010, is as follows:

Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
Outstanding, July 31, 2009	15,994,284	$0.47
Granted	-	-
Expired	-	-
Exercised	(150,000)	(0.06)
Outstanding, January 31, 2010	15,844,284	$0.41

Following is the details of warrants outstanding as of January 31, 2010:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
2,902,500	10/31/2010	0.75	$0.20
50,000	7/31/2011	1.50	$0.25
5,400,000	12/31/2011	1.67	$1.00
1,600,000	4/30/2012	2.00	$0.03
825,000	6/1/2012	2.08	$0.03
2,075,000	6/4/2012	2.08	$0.03
83,333	6/12/2012	2.08	$0.03
1,408,451	6/29/2012	2.17	$0.03
1,500,000	9/24/2012	2.42	$0.30

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On January 22, 2010, an attorney representing former employee Gary Leibowitz sent the Company a demand letter asking the company pay him $640,000 in termination damages as called for in his employment agreement, $56,532.47 in compensation not paid and $1,079.37 in reimbursable expenses. In addition, a Notice of Default and demand letter was received demanding payment of a total of $16,551.13 ($15,987.63 promissory note and $563.50 of accrued interest) be made or Mr. Leibowitz would file suit.  The company intends to negotiate a settlement with Mr. Leibowitz on these demands. As of January 31, 2010, the past due loan and accrued interest were included part of the advances from stockholder.

On November 25, 2009, former employee Theodore Ernst filed suit in the 434th District Court of Fort Bend County, Texas claiming unspecified damages.  On January 11, 2010, Exobox through its attorneys filed a motion to transfer venue, an application to compel arbitration and answered the Plaintiff’s petition.  The company intends to vigorously pursue defense of this action.

The company has yet accrued for any loss associated with these lawsuits due to too early to access the outcome.

NOTE 7 – OIL AND GAS PROPERTIES

On October 22, 2009, Exobox Technologies Corp. purchased 17 oil & gas wells located in Ohio from a private company for $5.9 million, which includes:

•	$3.0 million in total existing debt.
•	$1.5 million 5-year, 7.5% convertible note.
•	1,163,000 shares of Series E Convertible Preferred Stock, valued at $974,286.
•	3,000,000 common shares valued at $120,000.
•	$273,075 assumed asset retirement obligation

On January 13, 2010, Exobox and the seller mutually agreed to rescind the transaction, with cancelation of all obligations and securities issued.

A summary of the well income and expenses during the ownership period is as follows:

10/22/2009 to 1/13/2010

Revenue – sales of oil & gas	$81,031
EXPENSES
Depletion Expense	21,282
Expenses of Wells	53,633
Interest on $1.5m Note	28,125
Total Expenses	103,040

Net Income on Wells	$(22,009)

NOTE 8- SUBSEQUENT EVENTS

On March 19, 2010, two of the four individuals who had previously loaned the company a total of $90,000 in exchange for a 10% promissory note with a nine month maturity, loaned the company an additional $25,000 and $4,000 in exchange for a 10% promissory notes with a nine month maturity.  These notes are secured by the Company’s technology.  Upon payment of the notes, the security interest of the debtor in the technology is released back to the Company.  The notes now total $119,000.

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

Recently, we have achieved several key milestones:

•
We released ExoDetect™ at the end of June 2009.  This first product is an affordable, software-as-a-service (SaaS) data leak detection (DLD) software solution that discovers and rates the risk of unauthorized “data in the wild.”  ExoDetect™ reports on the knowledge needed to tighten an organization’s data leak prevention (DLP) controls, while providing the first step in mitigating the financial and legal risks associated with stolen or misappropriated confidential information.  ExoDetect ™ performs scans for compromised data on any exposed area in the Internet Cloud; classifies the discovered information according to confidence and severity ratings; and captures the forensic evidence needed to address the breach, including litigation or prosecution. We have an ongoing process of updating and refining the ExoDetect™ product and have released the latest version 1.8 during the quarter.

•	The Company is focused on marketing to its clients its current products, ExoDetect™ and ExoWatch™ and developing its other proprietary technology.

The purchase of the oil & gas assets occurred under the prior CEO of the company.   Exobox’s current management believes that these assets had limited value and were not a good fit for the company as current management’s priority is software development.  Therefore, on January 13, 2010, Exobox and SPQR entered into a rescission agreement to unwind the October 22, 2009 agreement. In addition, Exobox and SPQR have agreed that both have no further rights, entitlements, liabilities or obligations with respect to the purchase and sale agreement and each party expressly releases the other with respect to any claims.

Exobox was founded in 2002 and, in conjunction with becoming a publicly-traded company in September 2005, merged with a successor Nevada corporation which was originally incorporated in 1999.

Results of Operations

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

Net Sales. Sales during the quarter ended January 31, 2010, were $10,520 compared to $0 for the quarter ended January 31, 2009.   These are some of the first sales for the company as the company brought its first product, ExoDetect™ to market earlier this year.

Research and Software Development Expenses. Research and software development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, and in the future will include those costs and expenses related to significant improvements to existing products and services. We have expensed research and development costs as they have been incurred. We had research and development expenses of $14,580 for the three months ended January 31, 2010 as compared to $0 incurred in the same period of 2009. The increased research and development expenses in 2010 relate to the costs of developing and maintaining ExoDetect™.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures. We had sales and marketing expenses of $0 for the three months ended January 31, 2010 as compared to $ 0 incurred in the same period of 2009.  We expect to incur costs in the third quarter of 2010 as we are currently marketing the ExoDetect™ product.

General and Administrative Expenses (“G&A”).   General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, general business consulting and outsourcing services. G&A expenses for the three months ended January 31, 2010 as compared to 2009 increased from $179,816 to $698,907. The increase was primarily due to increased services contracted for outside the company.

Payroll epxense ..   Payroll expenses consist primarily of compensation and related costs for our current officiers and ex-emploees. Payroll expense for the three months ended January 31, 2010 as compared to 2009 increased from $482,694 to $1,429,763. The increase was primarily due to termination of several key employees and the termination payments due them under their employment agreements.

Net Loss.  Net loss for the three months ended January 31, 2010 and 2009 was $2,302,004 and $1,252,413, respectively. The increased loss was primarily due to termination of several key employees and the termination payments due them under their employment agreements and additional consulting fees.

Six Months Ended January 31, 2010 Compared to Six Months Ended January 31, 2009

Net Sales. Sales during the six months ended January 31, 2010, were $14,420 compared to $0 for the quarter ended January 31, 2009.   These are some of the first sales for the company as the company brought its first product, ExoDetect™ to market earlier this year.

Research and Software Development Expenses. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, and in the future will include those costs and expenses related to significant improvements to existing products and services. We have expensed research and development costs as they have been incurred. We had research and development expenses of $35,674 for the six months ended January 31, 2010 as compared to $11,110 incurred in the same period of 2009. The increased research and development expenses in 2009 relate to the costs of developing and maintaining ExoDetect™.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures. In preparation for the upcoming release of our first product, ExoDetect™, we had sales and marketing expenses of $0 for the six months ended January 31, 2010 as compared to $ 0 incurred in the same period of 2009. We expect to incur costs in the third quarter of 2010 as we are currently marketing the ExoDetect™ product.

General and Administrative Expenses (“G&A”).   General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, general business consulting and outsourcing services. G&A expenses for the six months ended January 31, 2010 as compared to 2009 increased to $1,852,263 from $338,562. The decrease was primarily due to increased services contracted outside the company.

Payroll expense ..   Payroll expenses consist primarily of compensation and related costs for our current officiers and ex-emploees. Payroll expense for the six months ended January 31, 2010 as compared to 2009 increased from $794,164 to $1,703,057. The increase was primarily due to termination of several key employees and the termination payments due them under their employment agreements.

Net Loss.  Net loss for the six months ended January 31, 2010 and 2009 was $3,824,591 and $2,146,647, respectively. The increased loss was primarily due to termination of several key employees and the termination payments due them under their employment agreements.

Liquidity and Capital Resources

As of January 31, 2010, we had a working capital deficit of $3,283,759.  Our current liquidity position does not allow us to meet our nominal working capital need which has required us to leverage off our vendors and seek loans from certain shareholders. Historically, our working capital resulted from best efforts equity financing and shareholder loans. During the six months ended January 31, 2010, we borrowed $110,000 from certain shareholders on a short term basis.  To date, we have repaid $531,430 of the Company's total indebtedness, although it should be expected that we will borrow additional amounts in the future.   It is likely we will have to issue additional shares of our common stock in the future in an attempt to conserve cash. We will need to obtain working capital of at least $3,000,000 to fund our minimum operating expenses for the twelve months.  In order to fund our full product development, including marketing and testing, we will need to raise at least an additional $3,000,000 to $6,000,000.  We have no external credit or debt facilities in place to provide financing. We will be reliant upon best efforts debt or equity financing to provide necessary working capital.  Accordingly, there can be no assurance we will be able obtain necessary funding to meet working capital requirements, the failure of which will result in our curtailing operations and/or selling assets. Management has had difficulties in raising capital because of legacy issues which include past debt and current equity structure.

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

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2010, covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 25, 2009, former employee Theodore Ernst filed suit in the 434th District Court of Fort Bend County, Texas claiming unspecified damages.  On January 11, 2010, Exobox through its attorneys filed a motion to transfer venue, an application to compel arbitration and answered the Plaintiff’s petition.  The company intends to vigorously pursue defense of this action.

On January 22, 2010, an attorney representing former employee Gary Leibowitz sent the Company a demand letter asking the company pay him $640,000 in termination damages as called for in his employment agreement, $56,532.47 in compensation not paid and $1,079.37 in reimbursable expenses. In addition, a Notice of Default and demand letter was received demanding payment of a total of $16,551.13 ($15,987.63 promissory note and $563.50 of accrued interest) be made or Mr. Leibowitz would file suit.  The company intends to negotiate a settlement with Mr. Leibowitz on these demands.

We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

We will vigorously defend ourselves in these lawsuits.  We believe that any of these matters could, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

ITEM 1A.	RISK FACTORS

Certain Factors that May Affect Future Performance

The risk factors below supplement and should be read in conjunction with “ Risk Factors” under Item I in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at January 31, 2010, we had an accumulated deficit of $20,012,613 We had gross revenues of $14,420 for the six months ended January 31, 2010, and a loss from operations of $3,824,591. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result, we expect continued losses in fiscal 2010 and thereafter.

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of January 31, 2010, we have current assets of $25,659 and current liabilities of $3,309,418.   Our current liquidity position only allows us to meet nominal working capital needs.  We will need $3,000,000 to meet our working capital needs through fiscal 2010.  Any failure to obtain such financing could force us to abandon or curtail our operations.

Our auditor has substantial doubts as to our ability to continue as a going concern.

Our auditor's quarterly report as of January 31, 2010 expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because we do not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within 12 months. Because we have been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred in the second quarter of fiscal 2010.

On November 15, 2009, December 15, 2009 and January 15, 2010 we issued a total of 1,385,251 shares of common stock to Mr. Dillon (1,154,376 shares) and Mr. Wirtz (230,875, shares) in accordance with the terms of their separation agreements.  As part of his employment agreement Mr. Wirtz agreed to forego the December 2009 through April 2010 payments called for in his May 6, 2009 Termination Agreement as long as he is an employee of the Company.

In November 2009, 1,000,000 common shares were issued to Mr. Kampa as part of his employment agreement.  The shares were valued at $45,000 on the date of issuance.

In November 2009, December 2009 and January 2010, the Company granted 15,250,000 shares of common stock to consultants for services performed .  The shares were valued at $533,000 on the date of issuance.

In November 2009, 1,500,000 common shares were sold to an entity 25% owned by Mr. Wirtz and 50% owned by former management or board members for $30,000 in cash proceeds to the company.

In November , 2009, 1,250,000 common shares were issued to Mr. Copeland to buy back patents that the Company had previously sold.  The shares were valued at $56,250 on the date of issuance.

In January 2010, 1,000,000 common shares were issued to two unaffiliated third parties to pay off $30,000 in convertible debt.

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

On March 30, 2010, Exobox was granted its first patent relating to its Secure Environmentalization software.

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

EXOBOX TECHNOLOGIES CORP.

Dated: March 30, 2010	By: /s/ Richard J. Kampa
Richard J. Kampa
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 30, 2010	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)