Form 10-Q/A
period 2009-10-31
Exobox Technologies Corp.
filed 2010-06-17
CIK 1335002

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

EXOBOX TECHNOLOGIES CORP.
FORM 10-Q/A FOR THE QUARTER ENDED OCTOBER 31, 2009

INDEX

PART I. FINANCIAL INFORMATION	Page
No.
Item 1. Financial Statements

Balance Sheets as of October 31, 2009 (restated) and July 31, 2009 (Unaudited).	3

Statements of Operations for the three months ended October 31, 2009 (restated) and 2008 and for the period from October 21, 2002 (Inception) to October 31, 2009 (Unaudited).	4

Statements of Cash Flows for the three months ended October 31, 2009 (restated) and 2008 and for the period from October 21, 2002 (Inception) to October 31, 2009 (restated) (Unaudited).	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Recent Sales of Unregistered Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)
	October 31, 2009 (Restated)	July 31, 2009
ASSETS
Current Assets:
Cash	$28,575	$3
Accounts Receivable	6,589	-
Other Current Assets	11,194	8,561
Total Current Assets	46,358	8,564
Oil and Gas Properties: Proved Properties, Net	5,864,485	-
Furniture, fixtures and equipment, net	365,709	395,338
Other Assets:
Patents, net	-	1
Intangibles, net	6,568	6,568
TOTAL ASSETS	$6,283,120	$410,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$776,550	$432,621
Accounts Payable-Stockholders	2,576	2,594
Accrued Liabilities	467,492	314,964
Advances from Stockholders	883,343	875,081
Note Payable	30,000	30,000
Deferred Income	-	1,400
Total Current Liabilities	2,159,961	1,656,660

Long Term Liabilities:
Long Term Note (5 yr., 7.5% interest, Convertible at $0.21 per share)	1,500,000	-
Asset Retirement Obligation	273,075	-
Discount on Convertible Note	(1,285,714	-
Long Term Note	2,800,000	-

Total Long Term Liabilities	3,287,361	-
TOTAL LIABILITIES	5,447,322	1,656,660

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 1,378 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	1	1
Series E convertible preferred stock, $0.001 par, 1,163,000 and 0 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	-	--
Common stock, $0.001 par value, 500,000,000 shares authorized, 371,250,303 and 460,664,395 shares issued and outstanding at October 31, 2009 and July 31 2009, respectively	398,607	460,664
Additional paid-in capital	18,150,849	14,481,168
Deficit accumulated during development stage	(17,713,659	(16,188,022)
Total stockholders' deficit	835,798	(1,246,189)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	6,283,120	410,471

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Quarters Ended October 31, 2009 and 2008,
and the period from October 21, 2002 (Inception) to October 31, 2009
(Unaudited)

	Quarter Ended October 31,	Quarter Ended October 31,	Period from October 21, 2002 (Inception) To October 31,
	2009 (Restated)	2008	2009 (Restated)
Revenues	$7,783	$-	$7,783
Cost of Revenue	9,057	-	23,714
Gross Loss	(1,274)	-	(15,931)

Operating Expenses:
General & administrative	1,153,356	158,746	5,831,533
Depreciation and amortization	31,655	20,785	159,991
Professional fees	135,069	403,497	4,347,407
Payroll expenses	273,295	311,470	6,153,442
Software Development Expense		-	902,824
Loss on disposal of assets		-	9,855
Loss on impairment of assets		-	50,591
Lease Operating Expenses Research and development	4,059 21,094	-	4,059 309,353

Total Operating Expenses	1,618,528	894,498	17,769,055

Loss from Operations	1,619,802	894,498	17,784,986
Other Income (Expenses):
Gain on derivatives	-	-	100,000
Gain on sale of patent	95,000		95,000
Gain on extinguishment of Accounts Payable		-	84,065
Gain on extinguishment of note	-	-	7,137
Interest income		1,323	3,578
Interest expense	(835)	(625)	(218,453)
Total Other Income	94,165	698	71,327

Loss Before Income Taxes	1,525,637	893,800	17,713,659

Provision for Income Taxes	-	-	-
Net Loss	$(1,525,637)	$(893,800)	$(17,713,659)

Basic and diluted
Net loss per common share-basic and diluted	(0.003)	(0.00)

Weighted average shares outstanding-basic and diluted	466,672,824	398,844,984

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
RESTATED STATEMENTS OF CASH FLOWS
For the Quarters Ended October 31, 2009 and 2008,
and period from October 21, 2002 (Inception) to October 31, 2009
(Unaudited)

	Quarter Ended October 31,	Quarter Ended October 31,	October 21, 2002 (Inception) to October 31,
	2009 (Restated)	2008	2009 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,525,637)	$(893,800)	$(17,713,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	1,059,191	-	4,761,445
Warrant issued for consulting services	-	-	446,660
Loss on disposal of assets	-	-	9,856
Loss on impairment of assets	-	-	50,591
Depreciation and amortization	31,655	20,785	159,991
Share-based compensation	6,112	186,740	2,902,889
(Gain) Loss on derivative	-	-	5,000
Gain on debt extinguishment	-	-	(7,137)
(Gain)Loss on accounts payable	-	-	(84,065)
(Gain)Loss on sale of patent	(95,000)		(95,000)
Contributed capital	12,911	-	75,433
Amortization of debt discount	304	-	80,304
Changes in operating assets and liabilities
Prepaid and other current assets	(2,633)	44,577	(11,194)
Accounts payable	140,720	99,429	693,264
Accounts receivable	(2,530)		(2,530)
Accrued expenses	152,528	(9,160)	2,220,659
Deferred income	(1,400)	-	-
Accounts payables to stockholders	(17)		2,576
NET CASH USED IN OPERATING ACTIVITIES	(223,796)	(551,429)	(6,504,915)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of patents	95,000	-	95,000
Investment in patents	-	-	(67,233)
Investment in intangible assets	-	-	(16,000)
Investment in property and equipment	-	(195,121)	(458,498)
NET CASH USED IN INVESTING ACTIVITIES	95,000	(195,121)	(446,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	112,000	-	5,395,200
Advances from stockholders	6,368	-	1,434,949
Proceeds from warrants exercised	9,000	-	546,502
Repayment of advances from stockholders	-	-	(501,430)
Convertible note proceeds	30,000	-	210,000
Proceeds from third party debt, net	-	-	(105,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	157,368	-	6,980,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,572	(746,550)	28,575
Cash and cash equivalents at beginning of period	3	767,338	-
Cash and cash equivalents at end of period	$28,575	$20,788	$28,575

SUPPLEMENTAL DISCLOSURES
Cash paid for interest		$625
Cash paid for income taxes		-

NON-CASH TRANSACTIONS
Shares Returned and Cancelled	$128,069	$-
Discount on Convertible Note	1,314,124	-
Stock Issued for Oil & Gas Acquisition Debt assumed from the Oil & Gas Acquisition	1,094,286 4,300,000
Purchase of O&G properties on accounts payable	204,059
Oil & Gas accounts receivable from purchase of oil and gas properties	3,883
Purchase of oil and gas properties	5,867,361

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

NOTE 2 - GOING CONCERN

From Inception to October 31, 2009, Exobox has accumulated losses of $17,713,659. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity or debt financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

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

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

NOTE 6 – OIL AND GAS PROPERTIES

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

 On a fully-converted basis, the shares issuable upon conversion of the convertible note and the convertible preferred stock, along with the restricted common stock, would represent 34,500,000 shares of common stock, or approximately 9.9% of the total common shares outstanding, after giving effect to (i) the shares issuable pursuant to the Purchase and Sale Agreement on a fully-converted basis, and (ii) 128,068,593 of the 150 million shares being returned to the company by certain shareholders, as previously announced on October 16, 2009.

The following pro forma balance sheet shows the pro forma effects of the acquisition of the Assets based on the assumption that the transaction occurred effective July 31, 2009.

	October 22, 2009
	Exobox Historical	Purchase price allocation	Pro Forma
ASSETS
Current Assets:
Cash	3	-	3
Other Current Assets	8,561	-	8,561
Total Current Assets	8,561	-	8,561

Oil and gas properties:
Proved Properties, net	-	5,864,485	5,864,485

Furniture, fixtures and equipment, net	395,338	-	395,338
Other Assets:
Patents, net	1	-	1
Intangibles, net	6,568	-	6,568

TOTAL ASSETS	410,471	5,957,127	6,367,598

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	432,621	204,059	636,680
Accounts Payable-Stockholders	2,594	-	2,594
Advances from Stockholders	875,081	-	875,081
Note Payable	30,000	-	30,000
Accrued Liabilities	314,964		314,964
Deferred Income	-	-	-
Total Current Liabilities	1,656,660	204,059	1,860,719

Long Term Liabilities:
Convertible Note	-	1,500,000	1,500,000
Asset Retirement Obligation		273,075	273,075
Discount on Convertible Note	-	(1,285,714)	(1,285,714)
Long Term Debt	-	2,800,000	2,800,000
Total Long Term Liabilities	-	3,287,361	3,287,361,3

TOTAL LIABILITIES	1,656,660	3,491,420	5,447,322

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 6,378 shares issued and outstanding as of January 31, 2010 and July 31, 2009, respectively	1	-	1
Series E convertible preferred stock, $0.001 par, 1,163,000 shares authorized, 1,163,000 and 0 shares issued and outstanding as of January 31, 2010 and July 31, 2009, respectively	-	24,357	24,357
Common stock, $0.001 par value, 500,000,000 shares authorized, 371,137,803 and 460,664,395 shares issued and outstanding at January 31, 2010 and July 31 2009, respectively	460,664	3,000	463,664
Additional paid-in capital	14,481,168	2,345,708	16,826,876
Deficit accumulated during development stage	(16,188,022)	-	(16,188,022)

Total stockholders' equity (deficit)	(1,246,189)	2,373,065	1,126,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	410,471	5,957,127	6,367,598

These oil & gas wells have a represented PV10 reserve value of approximately $22.75 million (based on current NYMEX pricing).

The terms of the purchase of the oil and gas properties include a 5-year, 7.5% convertible note in the amount of $1.5 million and convertible into common stock at $0.21 per share.  Debt is valued at face value of $1.5 million which approximates the market value on October 22, 2009.  The debt is reduced by $1,285.714 to represent the discount based on the present value of the convertible note.  This debt discount will be amortized over a five year period, ending on October 22, 2014.

On January 13, 2010, Exobox and SPQR entered into a rescission agreement to unwind the October 22, 2009 purchase. In addition, Exobox and SPQR have agreed that both have no further rights, entitlements, liabilities or obligations with respect to the purchase and sale agreement and each party expressly releases the other with respect to any claims.

NOTE 7 – SUBSEQUENT EVENTS

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

NOTE 8-RESTATMENT FOOTNOTE

The company is restating its financial statements as of October 31, 2009 to include the oil and gas asset purchase transaction as of its acquisition date, October 22, 2009, instead of November 1, 2009 as originally accounted for:

Balance Sheet

	Original	Change	Restated
ASSETS
Current Assets:
Cash	$28,575	$-	$28,575
Accounts Receivable	2,706	3,883	6,589
Other Current Assets	11,194	-	11,194
Total Current Assets	42,475	3,883	46,358

Oil and gas properties:
Proved Properties, net	-	5,864,485	5,864,485

Furniture, fixtures and equipment, net	365,709	-	365,709
Other Assets:
Patents, net	-	-	-
Intangibles, net	6,568	-	6,568

TOTAL ASSETS	414,752	5,868,368	6,283,120

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	572,491	204,059	776,550
Accounts Payable-Stockholders	2,576	-	2,576
Advances from Stockholders	883,343	-	883,343
Note Payable	30,000	-	30,000
Accrued Liabilities	467,492		467,492
Deferred Income	-	-	-
Total Current Liabilities	1,955,902	204,059	2,159,961

Long Term Liabilities:
Long Term Note (5 yr, 7.5% interest, Convertible at $0.21 per share)	-	1,500,000	1,500,000
Asset Retirement Obligation		273,075	273,075
Discount on Convertible Note	-	(1,285,714	(1,285,714)
Long Term Debt	-	2,800,000	2,800,000
Total Long Term Liabilities	-	3,287,361	3,287,361,3

TOTAL LIABILITIES	1,955,902	3,491,420	5,447,322

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 6,378 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	1	-	1
Series E convertible preferred stock, $0.001 par, 1,163,000 shares authorized, 1,163,000 and 0 shares issued and outstanding as of October 31, 2009 and July 31, 2009, respectively	-	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 371,137,803 and 460,664,395 shares issued and outstanding at October 31, 2009 and July 31 2009, respectively	371,250	27,357	398,607
Additional paid-in capital	15,798,206	2,352,643	1,850,849
Deficit accumulated during development stage	(17,710,607)	(3,052)	(17,713,659)

Total stockholders' equity (deficit)	(1,541,150)	2,376,948	835,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	414,752	5,868,368	6,283,120

Statement of Operations

	Original	Change	Restated
Revenues	$3,900	$3,883	$7,783
Cost of Revenue	9,057	-	9,057
Gross Loss	(5,157)	3,883	(1,274)

Operating Expenses:
General & administrative	1,153,356		1.153,356
Depreciation and amortization	28,779	2,876	31,655
Professional fees	135,069		135,069
Payroll expenses	273,295		273,295
Software Development Expense		-
Loss on disposal of assets		-
Loss on impairment of assets		-
Lease Operating Expenses Research and development	- 21,094	4,059 -	4,059 21,094

Total Operating Expenses	1,611,593	6,935	1,618,528

Loss from Operations	1,616,750	(3,052)	(1,619,802)
Other Income (Expenses):
Gain on derivatives	-
Gain on sale of patent	95,000		95,000
Gain on extinguishment of Accounts Payable
Gain on extinguishment of note	-
Interest income
Interest expense	(835)		(835)
Total Other Income	94,165	0	94,165

Loss Before Income Taxes	1,522,585	(3,052)	(1,525,637)

Provision for Income Taxes	-	-	-
Net Loss	$(1,522,585)	$(3,052)	$(1,525,637)

Basic and diluted
Net loss per common share-basic and diluted	$(0.003)	$(0.00)

Weighted average shares outstanding-basic and diluted	466,672,824	398,844,984

Statements of Cash Flows

	Original		Change	Restatement
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(1,522,585)	$(3,052)	$(1,525,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services		1,059,191	-	1,059,191
Warrant issued for consulting services		-	-	-
Loss on disposal of assets		-	-	-
Loss on impairment of assets		-	-	-
Depreciation and amortization		28,779	2,876	31,655
Share-based compensation		6,112	-	6,112
(Gain) Loss on derivative		-	-	-
Gain on debt extinguishment		-	-	-
(Gain)Loss on accounts payable		-	-	-
(Gain)Loss on sale of patent		(95,000)		(95,000)
Contributed capital		12,911	-	12,911
Amortization of debt discount		304	-	304
Changes in operating assets and liabilities
Prepaid and other current assets		(2,633)	-	(2,633)
Accounts payable		140,720	-	140,720
Accounts receivable		(2,706)	3,833	(2,530)
Accrued expenses		152,528	-	152,528
Deferred income		(1,400)	-	(1,400)
Accounts payables to stockholders		(17)		(17)
NET CASH USED IN OPERATING ACTIVITIES		(223,796)	-	(223,796)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of patents		95,000	-	95,000
Investment in patents		-	-	-
Investment in intangible assets		-	-	-
Investment in property and equipment		-	-	-
NET CASH USED IN INVESTING ACTIVITIES		95,000	-	95,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock		112,000	-	112,000
Advances from stockholders		6,368	-	6,368
Proceeds from warrants exercised		9,000	-	9,000
Repayment of advances from stockholders		-	-	-
Convertible note proceeds		30,000	-	30,000
Proceeds from third party debt, net		-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		157,368	-	157,368

NET CHANGE IN CASH AND CASH EQUIVALENTS		28,572	-	28,572
Cash and cash equivalents at beginning of period		3	-	3
Cash and cash equivalents at end of period		$28,575	$-	$28,575

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$		$-
Cash paid for income taxes			-

NON-CASH TRANSACTIONS
Shares Returned and Cancelled		$128,069	$-	128,069
Discount on Convertible Note		28,410	-	1,314,124
Stock Issued for Oil & Gas Assets				1,094,286
O&G accounts receivable from purchase of oil &gas property Debt for Oil & Gas Assets				3,883 4,300,000
Purchase of Oil & Gas Assets				5,867,361
Purchase of Oil & Gas Assets on accounts payable				204,059

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q/A contains forward-looking statements that relate to the Company's expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other entity, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q/A to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q/A. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under Item 1A. Risk Factors.  The risk factors below supplement and should be read in conjunction with “ Risk Factors” under Item I in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009

Overview

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

Results of Operations

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

Net Sales. Sales during the quarter ended October 31, 2009, were $7,783 compared to $0 for the quarter ended October 31, 2008.   These are the first sales for the company as the company brought its first product, ExoDetect™ to market earlier this year along with some oil and gas revenue.

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

Net Loss.  Net loss for the three months ended October 31, 2009 and 2008 was $1,525,637 and $893,800, respectively. The increased loss was primarily due to the ramp up in our operations related to the  release of our first product, ExoDetect™.

Liquidity and Capital Resources

As of October 31, 2009, we had a working capital deficit of $2,113,603.  Our current liquidity position does not allow us to meet our nominal working capital need which has required us to leverage off our vendors and seek loans from certain shareholders. Historically, our working capital resulted from best efforts equity financing and shareholder loans. During the three months ended October 31, 2009, we borrowed $30,000 from certain shareholders on a short term basis .  To date, we have repaid $501,430 of this indebtedness, although it should be expected that we will borrow additional amounts in the future.   It is likely we will have to issue additional shares of our common stock in the future in an attempt to conserve cash. We will need to obtain working capital of at least $2,000,000 to fund our minimum operating expenses for the twelve months.  In order to fund our full product development, including marketing and testing, we will need to raise at least an additional $9,000,000.  We have no external credit or debt facilities in place to provide financing. We will be reliant upon best efforts debt or equity financing to provide necessary working capital.  Accordingly, there can be no assurance we will be able obtain necessary funding to meet working capital requirements, the failure of which will result in our curtailing operations and/or selling assets.

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

We have incurred annual operating losses since our inception. As a result, at October 31, 2009, we had an accumulated deficit of $17,713,659. We had gross revenues of $7,783 for the quarter ended October 31, 2009, and a loss from operations of $1,619,802. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result, we expect continued losses in fiscal 2010 and thereafter.

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of October 31, 2009, we have current assets of $46,358 and current liabilities of $2,159,961.   Our current liquidity position only allows us to meet nominal working capital needs.  We will need $2,000,000 to meet our working capital needs through fiscal 2010.  Any failure to obtain such financing could force us to abandon or curtail our operations.

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

EXOBOX TECHNOLOGIES CORP.

Dated: June 17, 2010	By: /s/ Norman D. Smith
Norman D. Smith
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 17, 2010	By: /s/ Michael G. Wirtz
Michael G. Wirtz
Chief Financial Officer
(Principal Financial and Accounting Officer)