Form 10-Q
period 2010-04-30
Exobox Technologies Corp.
filed 2010-06-17
CIK 1335002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number 0-02555

[Missing Graphic Reference]
Exobox Technologies Corp.
(Name of Small Business Issuer in its charter)

Nevada	88-0456274
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3315 Marquart, Suite 205, Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

(Former name or former address, if changed since last report.)
2121 Sage Road, Suite 200
Houston, Texas 77056

(713) 877-1516
(Telephone number, including area code)

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
Yes ☐ No ☑

As of June 14, 2010, 395,770,805 of the registrant's common stock were outstanding.

EXOBOX TECHNOLOGIES CORP.
FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2010

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Balance Sheets as of April 30, 2010 and July 31, 2009 (Unaudited).	3

Statements of Operations for the three months ended April 30, 2010 and 2009, for the nine months ended April 30, 2010 and 2009 and for the period from October 21, 2002 (Inception) to April 30, 2010 (Unaudited).	4

Statements of Cash Flows for the nine months ended April 30, 2010 and 2009 and for the period from October 21, 2002 (Inception) to April 30, 2010 (Unaudited).	5

Notes to the Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Recent Sales of Unregistered Securities	15

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	April 30, 2010	July 31, 2009
ASSETS
Current Assets:
Cash	$11,798	$3
Accounts Receivable	2,791	-
Other Current Assets	2,633	8,561
Total Current Assets	17,222	8,564

Furniture, fixtures and equipment, net	5,156	395,338
Other Assets:
Patents, net	-	1
Intangibles, net	12,369	6,568

TOTAL ASSETS	$34,747	$410,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$389,799	$432,621
Accounts Payable-Stockholders	-	2,594
Accrued Liabilities	2,005,815	314,964
Advances from Stockholders	700,615	875,081
Note Payable	75,000	30,000
Secured Notes Payable	340,000	-
Deferred Income	-	1,400
Total Current Liabilities	3,511,229	1,656,660

TOTAL LIABILITIES	3,511,229	1,656,660

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A convertible preferred stock, $0.001 par, 2,500,000 shares authorized, 1,378 and 1,378 shares issued and outstanding as of April 30, 2010 and July 31, 2009, respectively	1	1
Common stock, $0.001 par value, 500,000,000 shares authorized, 395,770,805 and 460,664,395 shares issued and outstanding at April 30, 2010 and July 31 2009, respectively	395,770	460,664
Additional paid-in capital	16,741,217	14,481,168
Deficit accumulated during development stage	(20,613,470)	(16,188,022)

Total stockholders' deficit	(3,476,482)	(1,246,189)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,747	410,471

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Quarters Ended April 30, 2010 and 2009,
and the period from October 21, 2002 (Inception) to April 30, 2010
(Unaudited)
	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Inception (October 21, 2002) to April 30, 2010
Revenues	-	-	14,420	-	14,420
Cost Of Revenues	14,664	-	29,883	-	44,540
Net Revenue/Gross Loss	(14,664)	-	(15,463)		(30,120)
General & Administrative	74,844	1,355,434	1,927,107,	$2,282,549	$6,605,284
Depreciation and amortization	30,884	29,262	90,131	76,478	218,467
Professional Fees	98,243	236,685	296,378	628,614	4,508,716
Payroll Expenses	137,658	329,289	1,840,716	1,035,577	7,720,863
Loss on Disposal of Assets	230,789	-	230,789	-	240,644
Loss on Impairment of Assets	-	-	-	-	50,591
Research and Development	-	336,062	35,674	410,141	1,226,757
Total Operating Expenses	572,418	2,286,732	4,420,795	4,433,359	20,571,322
Loss from Operations	(587,082)	(2,286,732)	(4,436,258)	(4,433,359)	(20,601,442)

Gain on Derivatives				-	100,000
Gain on sale of patent and impairment of patent	-		38,750		38,750
Gain on Extinguishment of AP	-		-		84,065
Gain on Extinguishment of Note			3,000	-	10,137
Interest Income	-	33	-	1,485	3,578
Interest Expense	(13,777)	(3,005)	(30,940)	(4,042)	(248,558)
Total Other Income (Expenses)	(13,777)	(2,972)	10,810	(2,557)	(12,028)

Net Loss before Discontinued Operations	(600,859)	(2,289,704)	(4,425,448)	$(4,435,916)	$(20,613,470)

Discontinued Operations
Net Loss on Oil and Gas Wells	-	-	(22,009)	-	(22,009)
Discontinued Operations
Gain on Disposition	-	-	22,009	-	22,009

NET LOSS	$(600,859)	$(2,289,704)	$(4,425,448)	$(4,435,916)	$(20,613,470)

Basic and diluted
Net loss per common share-basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)	-
Weighted average shares outstanding-basic and diluted	393,968,813	413,046,029	412,349,218	404,191,419	-

See accompanying notes to the financial statements

EXOBOX TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the nine months Ended April 30, 2010 and 2009,
and period from October 21, 2002 (Inception) to April 30, 2010
(Unaudited)

	Nine Months Ended April 30,	Nine Months Ended April 30,	October 21, 2002 (Inception) to April 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,425,448)	$(4,435,916)	$(20,613,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	1,721,207	1,604,349	5,423,461
Warrant issued for consulting services	-	434,165	446,660
Loss on impairment of assets	-	-	50,591
Depreciation and amortization	90,131	76,478	218,468
Share-based compensation	13,420	16,597	2,910,197
(Gain) Loss on derivative	-	-	5,000
Gain on debt conversion	(3,000)	-	(10,137)
(Gain)Loss on accounts payable	-	-	(84,065)
(Gain)Loss on sale of patent	(38,750)	-	(38,750)
Contributed capital	23,739	-	86,261
Amortization of debt discount	-	-	80,000
Loss on disposal of furnitures, fixtures and equipment	230,789		240,645
Changes in operating assets and liabilities
Prepaid and other current assets	5,928	28,291	(2,633)
Accounts payable	(42,822)	523,833	509,722
Accounts receivable	(2,791)	-	(2,791)
Accrued expenses	1,791,880	330,906	3,860,011
Deferred income	(1,400)	-	-
Accounts payables to stockholders	(54)	-	2,540
NET CASH USED IN OPERATING ACTIVITIES	(637,171)	(1,855,462	(6,918,290)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of patents	-	-	-
Proceeds from sale of property	-		-
Investment in patents	95,000	-	27,767
Investment in intangible assets	(8,467)	-	(24,467)
Investment in property and equipment	-	(271,951)	(458,498)
NET CASH USED IN INVESTING ACTIVITIES	86,533	(271,951)	(455,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	142,000	-	5,425,200
Advances from stockholders	111,434	1,283,081	1,540,015
Proceeds from warrants exercised	8,999	-	546,501
Repayment of advances from stockholders	-	-	(501,430)
Convertible Promissory Notes proceeds	30,000	80,000	210,000
Proceeds from third party debt, net	270,000	-	165,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	562,433	1,363,081	7,139,208

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,795	(764,332)	11,798
Cash and cash equivalents at beginning of period	3	767,338	-
Cash and cash equivalents at end of period	$11,797	$3,006	$11,798

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,695	$875
Cash paid for income taxes		-

NON-CASH TRANSACTIONS
Conversion of Preferred Shares to Common Shares	-	2,078
Shares Returned and Cancelled	$128,069	$-
Debt Forgiveness	$202,539
Stock issued for patent buyback	$56,250
Conversion of Note Payable to stock	$27,000
Settlement of rent payable by furniture, fixtures and equipment.	$71,929
Stock issued for accrued salaries		(145,300)
Stock Issued for purchase of Oil and Gas Assets	$27,357
Note Issued for purchase of Oil and Gas Assets	$1,500,000
Debt assumed for purchase of Oil and Gas Assets	$204,059
Note assumed for purchase of Oil and Gas Assets	$2,800,000
Removal of stock issuance related to the discontinued operation	$(27,357)
Removal of note assumed for rescission of Oil and Gas Asset purchase	$(1,500,000)
Removal of Debt assumed for rescission of Oil and Gas Asset purchase	$(204,059)
Removal of Note assumed for rescission of Oil and Gas Asset purchase	$(2,800,000)

Shares Issued for Services	$27,283

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

NOTE 2 - GOING CONCERN

From Inception to April 30, 2010, Exobox has accumulated losses of $20,613,470. The ability of Exobox to emerge from the development stage with respect to any planned principal business activity is dependent upon its success in raising additional equity or debt financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Exobox will be able to complete any of the above objectives. These factors raise substantial doubt regarding Exobox's ability to continue as a going concern.

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

NOTE 4 – FURNITURES, FIXTURES and EQUIPMENT

Due to the severe financial problems encountered, the company was not able to keep up with lease payments for its office at 2121 Sage Road Ste. 200 Houston, Texas 77056. When Exobox abandoned the lease in April 2010, all furniture, fixtures and equipment except computers that were in this office were handed over to the lessor to settle $67,376 of rent payable.. Net book value of the furniture, fixtures and equipment at the time of the closed office was $298,165  For the quarter ended April 30, 2010, the company recorded a loss on settled rent payable of $230,789.

As of April 30, 2010, furniture, fixtures and equipment consists of computers costing $69,924 with $64,352 accumulated depreciation. Net book value of furniture, fixtures and equipment is $5,156.

NOTE 5 – DEBT

In June 2009, Exobox issued an unsecured promissory note to RSA Corp by converting the $35,000 previously outstanding account payable balance.  The note bears interest of 0% per year and matured December 1, 2009.  The loans totaled to $31,400 which includes $1,400 in interest as of April 30, 2010.  On November 3, 2009, the Company received a demand for payment.  To date, no suit has been filed.

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

On December 8, 2009, Mr. Kampa loaned the company $3,000 through a non-interest bearing promissory note which was due on April 30, 2010.  On  April 1, 2010, the note was paid in full.

In March, 2010, one of holders of the 10% notes loaned an additional $25,000 to the company in exchange for a 10% note with a six month maturity.  In addition two individuals loaned the company a total of $150,000 in exchange for 10% notes with a six month maturity.   In addition, Mr. Kampa was issued a $44,000 10% note with a six month maturity in exchange for $40,000 of salary and a $4,000 expense owed to him.  Mr. Wirtz was issued a $15,000 10% note with a six month maturity in exchange for $15,000 of salary owed to him and a former employee and current consultant was issued a $16,000 10% note with a six month maturity in exchange for $16,000 of salary owed to him. All of these notes are secured by the Company’s technology. Upon payment of the notes, the security interest of the debtor in the technology will be released back to the Company.  These notes total $340,000 as of April 30, 2010.

In April, 2010, Mr. Wirtz agreed to release, in his notes totaling $20,000, the security interest in the technology in exchange for an unsecured, interest free note or company stock at some conversion price acceptable to the Company.

In May, 2010, one of the holders of a $30,000 note, agreed to release the security interest in the technology in exchange for an unsecured, interest free note or company stock at some conversion price acceptable to the Company.

The company intends to negotiate with the other holders of the secured notes totaling $290,000 releases of the security interest in the technology in exchange for an unsecured, interest free notes or company stock at some conversion price acceptable to the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY

Stock Issued for Services

During the nine months ended April 30, 2010, we issued 50,325,003 common shares to consultants and employees pursuant to consulting and employment agreements with a value of $1,721,207.

Stock Issued for Cash

During the nine months ended April 30, 2010, we issued 10,450,000 common shares for $142,000 in cash.

Stock Issued for Warrants Exercised

During the nine months ended April 30, 2010, we issued 150,000 common shares in relation to warrants exercised for $9,000.

Stock Issued for Debt

During the nine months ended April 30, 2010, we issued 1,000,000 common shares in relation to convertible note.

Stock Issued for Patents

During the nine months ended April 30, 2010, we issued 1,250,000 common shares valued at $56,250.  (see Note 3 above)

Stock Option, Stock Warrant and Stock Award Plan

OPTIONS

In the nine months ended April 30, 2010, Exobox granted an employee an option to purchase 25,000 shares with exercise price of $0.25 a share. The shares were vested immediately.  During the nine months ended April 30, 2010, 12,650,000 shares expired due to 90 days passing of the termination of employment of several option holders as called for in the 2007 Stock Option Plan.

The following assumptions were applied to value the options:

Expected volatility	174%- 243%
Term (years)	1.5 – 3
Risk-free interest rate	1.16% - 3.01%
Expected dividend yield	0%

Black-Scholes was applied to value the options and Exobox recognized $13,420 of stock based compensation expense for the nine months ended April 30, 2010.  The remaining 24,479 unvested shares have an unrecognized value of $3,975  The options intrinsic value is $0 as of April 30, 2010.

The status of the options as of April 30, 2010, is as follows:
	Options	Weighted Average Exercise Price
Outstanding July 31, 2009	20,225,000	0.28
Granted	25,000	-
Expired	12,650,000	0.25
Exercised	-	-
Outstanding, April 30, 2010	7,600,000	$0.35

Following is the details of options outstanding as of April 30, 2010:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
25,000	4/1/2012	2.17	0.25
25,000	4/1/2013	3.17	0.25
25,000	4/1/2014	4.17	0.25
25,000	4/1/2015	5.17	0.25
2,500,000	12/1/2013	3.84	0.15
1,500,000	12/1/2013	3.84	0.25
1,500,000	12/1/2013	3.84	0.40
1,000,000	12/1/2013	3.84	0.50
1,000,000	12/1/2013	3.84	0.75
7,600,000		3.83	0.35

The following is a summary of non-vested shares:

OPTIONS
Non-vested shares at July 31, 2009	386,198
Granted	0
Vested	(170,313)
Forfeited	(191,406)
Expired	-
Exercised	-
Non-vested shares at April 30, 2010	24,479

WARRANTS

At April 30, 2010, we had outstanding and exercisable warrants to purchase an aggregate of 15,844,284 shares of common stock with an intrinsic value of $0.  The weighted average remaining life is 1.35 years and the weighted average price per share is $0.42 per share.

The status of the warrants as of April 30, 2010, is as follows:
Warrants Outstanding and Exercisable	Warrants	Weighted Average Exercise Price
Outstanding, July 31, 2009	15,994,284	$0.47
Granted	-	-
Expired	-	-
Exercised	(150,000)	(0.06)
Outstanding, April 30, 2010	15,844,284	$0.41

Following is the details of warrants outstanding as of April 30, 2010:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
2,902,500	10/31/2010	0.50	$0.20
50,000	7/31/2011	1.25	$0.25
5,400,000	12/31/2011	1.42	$1.00
1,600,000	4/30/2012	1.75	$0.03
825,000	6/1/2012	1.83	$0.03
2,075,000	6/4/2012	1.83	$0.03
83,333	6/12/2012	1.83	$0.03
1,408,451	6/29/2012	1.92	$0.03
1,500,000	9/24/2012	1.17	$0.30

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 25, 2009, former employee Theodore Ernst filed suit in the 434th District Court of Fort Bend County, Texas claiming unspecified damages.  On January 11, 2010, Exobox through its attorneys filed a motion to transfer venue, an application to compel arbitration and answered the Plaintiff’s petition.  The motion was granted on April 30, 2010. The Company has begun discussions to an agreement with Mr. Ernst. As of April 30, 2010, the company accrued approximately $440,831 of damages related to this litigation as part of accrued expenses.

On December 8, 2009, the company received a demand to repay Reginald Goodman $227, 301 ($210,400 principal and $16,970 in accrued interest).  To date, no suit has been filed.

On January 22, 2010, an attorney representing former employee Gary Leibowitz sent the Company a demand letter asking the company pay him $640,000 in termination damages as called for in his employment agreement, $56,532 in compensation not paid and $1,079 in reimbursable expenses. In addition, a Notice of Default and demand letter was received demanding payment of a total of $16,551 ($15,988 promissory note and $563 of accrued interest) be made or Mr. Leibowitz would file suit. The company has begun discussions to come to an agreement with Mr. Leibowitz.As of April 30, 2010, the past due loan and accrued interest were included part of the advances from stockholder.

On March 8, 2010 the Company received several Preliminary Wage Determination Order from the Texas Workforce Commission to pay unpaid wages to several employees totaling $69,740.  The company intends to make payment in the near future.

On May 5, 2010, an attorney representing Behr Construction, Inc. sent the Company a demand letter asking the company pay $6,634 owed to Behr Construction or Behr Construction would file suit. The company intends to discuss a potential agreement with Behr Construction on these demands.As of April 30, 2010, the construction expenses were included in the accounts payable.

On May 7, 2010, an attorney representing former employee Donald Baird sent the Company a demand letter asking the company pay him $16,200 in compensation not paid. In addition, a Notice of Default and demand letter was received demanding payment of a total of $25,988 ($25,000 promissory note, $2,188 of accrued interest and $800 in legal fees) be made or Mr. Baird would file suit.  The company intends to open discussions with Mr. Baird. The note payable and accrued interest were included as part of notes payable as of April 30, 2010.

On May 18, 2010, an attorney representing a Consultant to the Company sent the Company a demand letter to register him the shares due to him under his consulting agreement and additional shares as penalty for delay in registering the original shares.  The company intends to come to an agreement and issue the additional shares as called for in the demand letter.  As of April 30, 2010, both the original and additional shares that related to the consulting agreement and the demand letter were accounted for in the stockholders’ deficit.  The shares have already been expensed in the first and second quarters.

Except for the above mentioned liabilities, the company has not yet accrued for any additional loss associated with these contingencies due to that it is too early to access the outcome.

NOTE 8-OIL AND GAS PROPERTIES

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

10/23/2009 to 1/13/2010
Revenue – sales of oil & gas	$81,031
EXPENSES
Depletion Expense	21,282
Expenses of Wells	53,633
Interest on $1.5m Note	28,125
Total Expenses	103,040

Net Income on Wells	$(22,009)

During the time of the ownership of the oil and gas properties, there was no cash inflows or outflows. Thus, there was no impact on the cash flows statement for the nine  months ended April 30, 2010 related to discontinued operation.

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

DISCONTINUED OPERATION

Exobox recorded no loss or gain on the discontinued operation of the oil and gas assets acquired on October 22, 2009. On January 13, 2010, Exobox Technologies Corp. (“Exobox”) and SPQR Energy, Inc. (“SPQR”) entered into a Rescission Agreement (“Rescission Agreement”) to unwind, rescind and render null and void the Purchase and Sale Agreement dated October 22, 2009 by and between Exobox and SPQR (“Purchase and Sale Agreement”). In addition, Exobox and SPQR have agreed that both have no further rights, entitlements, liabilities or obligations with respect to the Purchase and Sale Agreement and each party further expressly, fully and completely releases the other with respect to all claims it has, had or may have against the other with respect thereto.

Exobox was founded in 2002 and, in conjunction with becoming a publicly-traded company in September 2005, merged with a successor Nevada corporation which was originally incorporated in 1999.

Results of Operations

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

Net Sales. Sales during the quarter ended April 30, 2010, were $0 compared to $0 for the quarter ended April 30, 2009.   Some of the first sales for the company were made during the current fiscal year but not during the current quarter as the company brought its first product, ExoDetect™ to market earlier this year.

Research and Software Development Expenses. Research and software development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, and in the future will include those costs and expenses related to significant improvements to existing products and services. We have expensed research and development costs as they have been incurred. We had research and development expenses of $0 for the three months ended April 30, 2010 as compared to $336,062 incurred in the same period of 2009. The increased research and development expenses in 2010 relate to the costs of developing and maintaining ExoDetect™.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures. We had sales and marketing expenses of $0 for the three months ended April 30, 2010 as compared to $ 0 incurred in the same period of 2009.  We expect to incur costs in the fourth quarter of 2010 as we are currently marketing the ExoDetect™ product.

General and Administrative Expenses (“G&A”).   General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, general business consulting and outsourcing services. G&A expenses for the three months ended April 30, 2010 as compared to 2009 decreased from $1,355,434 to $74,844. The decrease was primarily due to the decreased number of employees.

Payroll expense .   Payroll expenses consist primarily of compensation and related costs for our current officers and ex-employees. Payroll expense for the three months ended April 30, 2010 as compared to 2009 decreased from $329,289 to $137,658. The decrease was primarily due to retaining a limited number of company employees.

Net Loss.  Net loss for the three months ended April 30, 2010 and 2009 was $600,859 and $2,289,704, respectively. The decreased loss was primarily due to limited operations.

Nine Months Ended April 30, 2010 Compared to Nine Months Ended April 30, 2009

Net Sales. Sales during the nine months ended April 30, 2010, were $14,420 compared to $0 for the nine months ended April 30, 2009.   These are some of the first sales for the company as the company brought its first product, ExoDetect™ to market earlier this year.

Research and Software Development Expenses. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, and in the future will include those costs and expenses related to significant improvements to existing products and services. We have expensed research and development costs as they have been incurred. We had research and development expenses of $35,674 for the nine months ended April 30, 2010 as compared to $410,141 incurred in the same period of 2009. The decreased research and development expenses in 2010 relate to the limited operations of the company.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures. In preparation for the upcoming release of our first product, ExoDetect™, we had sales and marketing expenses of $0 for the nine months ended April 30, 2010 as compared to $ 0 incurred in the same period of 2009. We expect to incur costs in the fourth quarter of 2010 as we are currently marketing the ExoDetect™ product.

General and Administrative Expenses (“G&A”).   General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, general business consulting and outsourcing services. G&A expenses for the nine months ended April 30, 2010 as compared to 2009 decreased to $1,927,107 from $2,282,549. The decrease was primarily due to decreased number of employees.

Payroll expense .   Payroll expenses consist primarily of compensation and related costs for our current officers and ex-employees. Payroll expense for the nine months ended April 30, 2010 as compared to 2009 increased from $1,035,577 to $1,840,716. The decrease was primarily due to less employees employed during the last nine months which also offset by the termination payments due to the terminated employees under their employment agreements.

Net Loss.  Net loss for the nine months ended April 30, 2010 and 2009 was $4,425,448 and $4,435,916, respectively. The decreased loss was primarily due to limited operations which also offset by additional termination payments due to the terminated employees.

Liquidity and Capital Resources

As of April 30, 2010, we had a working capital deficit of $3,494,007.  Our current liquidity position does not allow us to meet our nominal working capital need which has required us to leverage off our vendors and seek loans from certain shareholders. Historically, our working capital resulted from best efforts equity financing and shareholder loans. During the nine months ended April 30, 2010, we borrowed $381,434 from certain shareholders on a short term basis.  To date, we have repaid $534,430 of this indebtedness, although it should be expected that we will borrow additional amounts in the future.   It is likely we will have to issue additional shares of our common stock in the future in an attempt to conserve cash. We will need to obtain working capital of at least $3,000,000 to fund our minimum operating expenses for the twelve months.  In order to fund our full product development, including marketing and testing, we will need to raise at least an additional $3,000,000 to $6,000,000.  We have no external credit or debt facilities in place to provide financing. We will be reliant upon best efforts debt or equity financing to provide necessary working capital.  Accordingly, there can be no assurance we will be able obtain necessary funding to meet working capital requirements, the failure of which will result in our curtailing operations and/or selling assets.

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

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2010, covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 25, 2009, former employee Theodore Ernst filed suit in the 434th District Court of Fort Bend County, Texas claiming unspecified damages.  On January 11, 2010, Exobox through its attorneys filed a motion to transfer venue, an application to compel arbitration and answered the Plaintiff’s petition. The motion was granted on April 30, 2010. The Company has begun discussions to come to an agreement with Mr. Ernst.

On December 8, 2009, the company received a demand to repay Reginald Goodman $227, 301 ($210,400 principal and $16,970 in accrued interest).  To date, no suit has been filed.

On January 22, 2010, an attorney representing former employee Gary Leibowitz sent the Company a demand letter asking the company pay him $640,000 in termination damages as called for in his employment agreement, $56,532.47 in compensation not paid and $1,079.37 in reimbursable expenses. In addition, a Notice of Default and demand letter was received demanding payment of a total of $16,551.13 ($15,987.63 promissory note and $563.50 of accrued interest) be made or Mr. Leibowitz would file suit.   The company has begun discussions to come to an agreement with Mr. Leibowitz.

On March 8, 2010 the Company received several Preliminary Wage Determination Order from the Texas Workforce Commission to pay unpaid wages to several employees totaling $69,740.00.  The company intends to make payment in the near future.

On May 5, 2010, an attorney representing Behr Construction, Inc. sent the Company a demand letter asking the company pay $6,633.85 owed to Behr Construction or Behr Construction would file suit The company intends to discuss a potential agreement with Behr Construction on these demands.

On May 7, 2010, an attorney representing former employee Donald Baird sent the Company a demand letter asking the company pay him $16,200 in compensation not paid. In addition, a Notice of Default and demand letter was received demanding payment of a total of $25,987.50 ($25,000.00 promissory note, $2,187.50 of accrued interest and $800 in legal fees) be made or Mr. Baird would file suit The company intends to open discussions with Mr. Baird.

On May 18, 2010, an attorney representing a Consultant to the Company, sent the Company a demand letter asking the Company issue him the shares due to him under his consulting agreement with the Company.   The company intends to come to an agreement and issue the shares as called for in the consulting agreement.  The shares have already been expensed in the first and second quarters.

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

We have incurred annual operating losses since our inception. As a result, at April 30, 2010, we had an accumulated deficit of $20,613,470 We had gross revenues of $14,420 for the nine months ended April 30, 2010, and a loss from operations of $4,425,448. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result, we expect continued losses in fiscal 2010 and thereafter.

We may not be able to meet our current and future liabilities and remain in operation until we receive additional capital.

As of April 30, 2010, we have current assets of $17,222 and current liabilities of $3,511,229.   Our current liquidity position only allows us to meet nominal working capital needs.  We will need $3,000,000 to meet our working capital needs through fiscal 2010.  Any failure to obtain such financing could force us to abandon or curtail our operations.

Our auditor has substantial doubts as to our ability to continue as a going concern.

Because we do not have sufficient capital, we may be required to suspend or cease the implementation of our business plans within 12 months. Because of our going concern issue, it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred in the second quarter of fiscal 2010.

On February 15, 2010, March 15, 2010 and April 15, 2010 we issued a total of 1,385,251 shares of common stock to Mr. Dillon (1,154,376 shares) and Mr. Wirtz (230,875, shares) in accordance with the terms of their separation agreements.  As part of his previous employment agreement Mr. Wirtz agreed to forego the December 2009 through March 2010 payments called for in his May 6, 2009 Termination Agreement.

In March 2010, the Company granted 750,000 shares of common stock to consultants for services performed.  The shares were valued at $7,500 on the date of issuance.

In April 2010, 1,000,000 common shares were issued to Mr. Studdard as part of his consulting agreement.  The shares were valued at $6,500 on the date of issuance.

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